Form 10KSB
period 2006-12-31
SKYLYFT Media Group, Inc.
filed 2007-04-17
CIK 1379173

10KSB/A 1 form10ksba20051231.htm FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

SKYLYFT MEDIA NETWORK, INC.

(Name of small business issuer in its charter)

Delaware, United States

(State or other jurisdiction of incorporation or organization)

03-0533701

(I.R.S. Employer Identification No.)

100 East Verdugo Avenue, Burbank, California 91502

(Address of principal executive offices)

(818) 605-0957

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Shares of common stock, par value $.001

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]       No [  ]

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          [  ]

Indicate by check mark whether the registrant is a shell company.          Yes [  ]          No [X]

State issuer’s revenues for its most recent fiscal year:    $ 92,060

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  There currently is no public market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of December 31, 2006, 25,432,495 shares of $ .001 par value common stock

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X

Cautionary Sta

Skylyft Media Network, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending.  Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

Item 1.

Description of Business

Our History

In January of 2001, Richard Yanke, the President of Skylyft Media Network, Inc., invented and enhanced the SkyBanr Mini-Lift Hoist.  He retained one design artist for the contract mural work.  Mr. Yanke spent the year at his Vancouver Studios developing the business plan for (1) enhancing the basic patent; (2) arranging for cost-effective, in-house manufacturing of the SkyBanr Mini-Lift, (3) developing a marketing and distribution plan by searching for and negotiating for third-party nationally known vendors. Further, Mr. Yanke’s pro-forma financial projections showed great revenue potential from advertising on the 20’ banner hoisted to the ceiling of shopping malls, big box stores, and anchor stores such as Costco, Best Buy, Macy’s and other similar venues.

By December of 2003, the research and development was substantially completed and Mr. Yanke formed Skylyft Media Network, Inc. He acquired the equipment from Image 79 Designed Studios, a fine arts company found by Mr. Yanke in 1979, for Skylyft Media Network, Inc. in an Asset Purchase Agreement by issuing himself 1,218,290 shares and a shareholder loan for the assets in the newly created “Skylyft”, a Delaware corporation.

Overview

The Company is organized into two operating divisions: (1) Skylyft™ Manufacturing (Manufactures the SkyBanr Mini-Lift Hoist, Trade Show displays of the Company’s proprietary products); and (2) Skylyft™  Digital Imaging (Produces all of the printing medium, e.g. banners, murals, and posters)

In the past year, a number of significant steps have been made to position the Company for future growth. These include: restructuring to operate under the most favorable tax regimes; trade marking and branding the company name and products; preparing the Key Client Marketing Programs for specific venues, and recruiting experienced and capable management personnel to ensure success.

The Company has developed one of the most significant growth opportunities in the advertising industry since the billboard by offering realistic and viable business opportunities from advertising on unused and empty spaces.

Products and Marketing

Skylyft’s 2004 Second Generation of Products

Until the second quarter of 2004, the Company focused on strategic research to enhance the newly developed digitalization of its technology and formalized the current marketing strategy for commercialization of its products, including these newly completed products:

·

An 8’ x 10’ Trade Show System compact enough to fit into an overhead airline compartment;

·

SkyBanr Mini-Lift™ System for the household market*; and

·

SkyBanr Mini-Lift for the exterior market*

_____________________

* Designs completed. These enhancements will become operational pending receipt of manufacturing expenses from the proceeds of a previous private placement.

Our research on digital technology, as it related to the SkyBanr Mini-Lift Hoist System, enhanced and developed into its present configuration, has now been successfully “Beta-Tested” over two years with the Edwards Movie Theatres in California, Oregon and Texas. The results showed a significant increase in the previous economies of scale, a higher degree of creativity by the artist/operator, a reduction in the time required for any targeted performance (in our case, reducing our artistic staff from 50 to 5 highly skilled technicians), and more economically efficient operations of the equipment. For example, we discovered that when our operator was overseeing and monitoring the printing machine, the same operator could, simultaneously, commence working on the next, upcoming-on-line product. This method provides higher quality in intensity, color, photo-quality and third-dimensional depth, in the finished products.

As a result, we were able to amend our Business Plan from a “Niche” market to a substantially more diverse, heterogeneous and broadened international market.

Nature and Functionability of the SkyBanr SkyLyft System

The SkyBanr Mini-Lift System is a remote controlled hoist that mounts to virtually any ceiling, and has 2 vertical cables that are attached to a mounting bar. The bar is lowered out of the bottom of the unit (similar to a trapeze) by use of a hand-held infrared remote control (looks like a TV remote). Attached to that bar is a specially laminated 2”x 1”x 20’ horizontal square tube aluminum bar. When the bar is lowered to the ground, a “point of purchase” Digitally printed 10’ x 20’ fabric Billboard (the advertising space), is attached to the aluminum bar. The 20’ aluminum bar, with the fabric billboard attached, is raised, via the hand-held remote control unit, to the desired height.

Management and its national marketing firms believe that the introduction of the SkyBanr Mini-Lift System into the marketplace will revolutionize the economics of banner ad rotation.  The SkyBanr Mini-Lift reduces labor costs associated with conventional rotation methods by eliminating the use of scaffolds or scissor lifts. The operation of the SkyBanr Mini-Lift system is very simple.  Mr. Yanke’s 5 and 7 year old children change the 10’ x 20’ banners on the SkyBanr demonstration unit at our Burbank, California studio on a daily basis.

The SkyBanr Mini-Lift allows SkyMurl banner-advertising placement in formerly inaccessible locations, such as high ceilings. Currently, most locations do not have banner advertising, since it has not been economical to mount. Locations with banner advertising typically rotate the ads every three months due to the high costs involved in changing the ads.

The SkyBanr Mini-Lift System makes it economical to place banner advertising in more locations and to change those ads with greater frequency. Skylyft’s capabilities to place banner advertising in more locations and change the ads more frequently allow the Company to earn more advertising revenues from certain indoor advertising locations. This advantage will allow Skylyft to offer landlords higher lease rates for their space and, in turn, secure long-term leases from the most desirable locations for Skylyft.

State-of-the-Art Printing

Grand Format Printing means any print over 60”. The Vutek/UltraVu™ machine is a “state of the art” printer that prints at widths of up to 196 inches (16.3 feet).  It has the capability to:

·

Print durable and vivid graphics on a wide variety of materials including vinyl, pressure sensitive paper, mesh and textiles.

·

Print up to 16.3 feet (5 meters) in width.

·

Print up to 330 dpi resolution producing images that are sharp, crisp and consistent.

·

Print up to 2100 square feet (195 square meters) per hour.

·    Be effectively deployed in non-stop operation.

The print resolution with the Vutek/UltraVu is unmatched by its competition. Further, the Inkware inks, used by the UltraVu, are in a league by themselves. The brilliant quality of printing offered by Vutek's high-resolution printers, as well as their consistency of color, is vital to our business. Consequently, the Company can offer a full range of wide-format products and Vutek printers enable us to provide the optimum color quality for our printing projects.  The Company makes a serious attempt to blend both the commerce part of digital printing with the incredible aesthetics which this medium is capable of presenting.  Accordingly, the Company seeks to incorporate its work into the existing environment in such a way that "glorifies" the surrounding landscape. In our view, an advertisement is supposed to be beautiful. Thus, the designers can create elegant work when it is produced on the Vutek digital printers. Through the printers, the Company has developed a 20-year history with major venues.

Business Strategy

Marketing

Skylyft received very positive interest from over ten of the top twenty shopping center mall owners in North America.

At this time, the Company has a confidentiality Agreement with Simons Property Group, the largest owner of shopping malls in the world, and is in discussions for 125 of their 180 mall properties. The Company has signed a beta test contract with General Growth Properties, the 2nd largest owner of mall properties, with over 160 malls.  The Company anticipates finalizing a Leasing contract in 2007.

In response to our recent proposal, the Company anticipates consummation of an agreement early summer with Cafaro Company, the owner of sixteen high-end malls in the northeast.  In addition, Urban Retail Properties, one of the top ten shopping center owners, has approached the Company, and is in the initial process of presenting a proposal to them. Houston, Texas based Macerich Mall group has told us they are ready to sign and implement a leasing contract for all their malls upon Skylyft successfully obtaining Advertising contracts.

Assuming the Company can sign with any one of these mall owners for 50 or more malls, our Projections for SkyBanr Mini-lift locations can be met.

The Plan

The Company will identify and secure the first 50-mall locations for the SkyBanr Mini-Lift systems and SkyMurl banners. Then, our Marketing Groups will use their nation-wide contacts with National Advertising Agencies and National companies with in-house advertising staff to participate in a targeted promotional free trial using one of the 3 SkyBanr mini-lift systems that are now installed in Newpark Mall, California to try the advertising space before they purchase it. Once they have completed their one-month free trial and the Company has proven to them that it is a viable media, our Marketing Groups will approach those National Advertisers to consummate the financial terms of a 50-mall advertising campaign contract. Upon negotiating 50% of the advertising campaign space, the Company will begin to negotiate and consummate the 50-mall leasing contracts. We will simultaneously prepare to install 3 Skylyft SkyBanr systems in each of the 50 malls and build an online database system in real time where our clients and sales staff can access all available Skylyft advertising space that is available to immediately book the space online. The database will prevent our advertisers and sales people from double booking any advertising spaces. We will use the revenues from the first 50-Mall program to install SkyBanr systems and advance into the next 50-mall program by continuing to negotiate advertising contracts and installing SkyBanr systems.

Marketing Agreements

Marketing agreements will be put in place with five national sales organizations for the marketing of Skylyft products. The combined areas of expertise and geographic locations will enhance Skylyft’s presence in advertising. The Company has chosen this group of sales professionals with their established clientele representing various “target markets” as a means of reducing risk of having dependency on only one key sales organization.  These organizations will be responsible for achieving contractual sales quotas in their respective markets and will work closely with the Vice President of Sales & Marketing in the Executive Offices in Burbank, California.

Y2

Y2 Marketing is one of the nation's largest and fastest growing marketing services agencies. The business began in 1994 with partners Richard Harshaw and Edward Earle, and was formerly known as Marketing Strategies Inc. From 1994 to 1998, the company worked with over 9,000 different businesses in over 350 different industries through seminars, workshops, one-on-one consulting, and individual consultations. The results were increases in sales and profits for clients by millions of dollars.

Y2 Marketing is currently established as a National Marketing Fulfillment Agency with the support of over 500 Master Consulting Agents skilled at implementing the MYM System.  Skylyft will be retaining Y2 to develop target marketing programs in order to acquire Advertising Contracts with many local and National Advertisers.

RMG II

RMG II is a Los Angeles, California based Sales, Marketing, Advertising, Media, Post Production and Technology Company with offices in Richmond, Virginia, New Jersey, and Texas. RMG will lead and work with Edward International, The Entertainment Network, Rasheed & Associates, and Atlantic Media Productions to enhance and promote Skylyft.  Utilizing innovative concepts, RMG II’s main focus for Skylyft will be the facilitation of current market opportunities in advertising placement for malls, sport arenas, cinema, theatres, college, schools and any Multi-chain retail outlets such as Wal-Mart, Target, Rite Aid and Theme Parks.

Phyllis Roberson, President of RMG II, has 30 years of experience as a consultant and producer for contracts with NBC, FOX, UPN Networks, as well as providing advice in the Sales & Marketing of films and television. Phyllis has also provided international product identification consultancy services in South Africa, Russia, Europe, Africa and India. RMG II has experience in retail and wholesale distribution for corporations such as Revlon, Maybelin, Ultra Sheen, Johnson & Johnson, Conair, Bristol Myers/Clairol, Dark and Lovely Haircare, Sara Lee, and in the publishing industry, both Ebony and Jet Magazines.

RMG II will work closely with Joe Edwards, CEO of Edward International Sales, on a contractual basis for national advertising coverage with major retailers. Joe Edwards has a 25 year history with Walmart, K-Mart, Target, Dillard Department stores, RiteAid and about 25 other wholesalers with combined distribution of 20,000 outlets. Edwards employs over 35 people throughout the country.

RMG II will work with The Entertainment Network, which can be characterized as an aggressive management firm with heavy emphasis in the entertainment industry, film, television, and special event marketing and production.  Lucrative and high visibility opportunities include layout, complete ad campaign, ad placements, and production on electronic ads and Post Production.

RMG II will also work with Fred Rasheed of Rasheed & Associates, a consulting firm, which promotes Investment opportunities. Fred worked 25 years with NAACP as Executive Director of Operations for Corporate America generating $20 million annually. Current clients include AT&T, Toyota, Denny’s, Food Lion Stores, Coke, Pepsi, Carl Jr., MCI, Quaker Oats, Cook, Budweiser, Microsoft, General Motors, United Airlines, Sony, US Air, and a portfolio of over 100 Fortune 500 companies.

RMG II will also work with Franklin Harvey Jr., of Atlantic Media Productions.  Franklin was formerly a Program Manager with Warner Brothers Television responsible for the production of television specials, documentaries, 30 and 60 seconds commercials, and up to 2-hour films. Franklin’s special knowledge, in marketing, sales, special events and advertisement opportunities in malls, airports, and street sign promotions and Signage, will enhance RMG II support of Skylyft.

The Joe Starr Group of Las Vegas, Nevada, is a National Sales and Marketing Agency with offices in Las Vegas. Its market expertise is with Trade Shows, Convention Centers, Sports Arenas; Automotive Dealerships and Public Buildings. Its recent focus has been on shopping malls and auto dealerships.

In addition, the Salem Group of Vancouver, Canada, will be responsible for the Sales & Marketing of our products and services in the United Arab Emirates and they have started a preliminary introduction of the product into the market place and will be negotiating a contract with the government of the United Arab Emirates.

The Burges Group of Victoria, Australia, is in discussions with Skylyft for the Sales & Marketing of our products and services in Australia.

These Agencies will be responsible to our Vice President of Sales & Marketing, in the Executive Offices in Burbank, California.

Equity/Capital Resources

The Company has financed its three-year research and development from capital furnished to the Company by the President, resulting from the revenues he derived from murals designed for the homes and offices of wealthy corporations and individuals. These funds have been substantially expended and we will be dependent upon capital to continue our operations, in the short-term, from proceeds from our previous Private Placement Offering.  Thereafter, we will be dependent upon revenues from the leasing and advertising of the banners to owners of shopping malls, theatres and other high ceiling venue facilities.  There can be no assurance that such revenues will be realized in a timely manner to permit us to continue operations, unless we can generate capital from additional borrowing until proceeds from this equity offering are realized.

Competition

Due to competition from large competitors, we may face difficulties in successfully marketing our products. Further, consumers and/ or advertisers may be unwilling to purchase our products in indoor venues and rely on traditional outdoor mediums.

 The Company believes our Proprietary SkyBanr Mini-Lift™ robotic technology and its history of the use of state-of-the-art digital Grand Format advertising printing makes the Company a market leader in competing with existing manual hoisting of advertising banners for the unused ceiling air space through our 20-year history of developing high quality, beautiful and elegant graphics and innovative design.  Consequently, the focus is on the indoor billboard market and the ability to capture a large portion of this market by being the first to offer the SkyBanr Mini-lift system to a wide range of significant advertising companies to secure the competitive advantage. Further the second generation products and services should provide innovative and timely solutions to the current technology of banner advertising. However, the Company cannot predict how the market will react to its introduction of the SkyBanr Mini-Lift Hoist and “Second Generation” products.

SkyBanr Mini-Lift’s 45 Second Remote Control Hoisting vs. Conventional Manual

The Company’s competitors are currently using a cumbersome, labor intensive and expensive technology to produce and lift a 16’ x 10’ Box with the advertising banner stretched over a 1,500 pound metal or wooden frame by using archaic scaffolding or scissor lifts.  The leaders utilizing this methodology (historically used for outdoor billboards) are Clear Channel Communications, the largest radio media in America, and the Patterson Media Group in Canada.  They are jokingly referred as the “Death Box” because mall customers have been found to avoid the entrances where a 1,500-pound box is hanging by wires overhead.

Industry and Customers

The Magnitude of Billboard/Advertising Revenues/Shopping Mall Statistics

According to research on the International Council of Shopping Centres (icsc.org), the North American billboard market is an annual $20 billion dollar industry.  Leaseable square footages of shopping centers and malls in Canada and United States are 546,000,000 square feet, and 1,774,303,136 square feet, respectively. There are 1,200 Super Malls in the United States, which equates to the above square footage.  In the year 2004, the number of adults shopping per month was 196.6 million, or just over 2 billion per year. In 2003, shopping centres accounted for $1.14 trillion dollars in consumer spending, representing 51% of total retail sales in the US, excluding sales by automotive dealers. Visual exposure with banner advertising in the future will become a significant and a profitable industry.

An April 18th, 2002 article by the International Council of Shopping Centres, clearly demonstrates a remarkable recovery in the wake of the September 11 attacks. Developers and retailers are predicting the strongest year ever in the marketplace.  During February and March 2003, sales increased more than 6% over the comparable period in the previous year.

Skylyft estimates that there is a market potential for one double-sided SkyBanr Mini-lift for each 100,000 square feet of mall space. The current banner (10' by 20') advertising rate for one side in US is $2,500 to $10,000 per month with a minimum 3-month contract, plus production costs of the banner.

As a direct result of the decision to move to digital technology, the SkyBanr Mini-Lift™ System was developed for the purpose of efficiently handling the new, large-format prints, which create a dramatic and revolutionary advertising media.

Potential Markets

The targeted markets are venues with high ceilings. The venues include the following:

Shopping malls;

Airports;

Trade and Convention centers;

Movie theatres;

Live theatres;

Automotive dealerships;

Clubs and bars;

Sporting arenas;

Chain stores;

Hotels;

Train stations

Public libraries

The Company is currently in negotiations and/ or has reasons to anticipate agreements with many of these companies within the near future:

Big Box Stores: Target, Wal-Mart, Costco, Future Shop, Superstore, Virgin and Best Buy

Public Venues: Vancouver Public Library

Chain Stores: Macy’s, Nordstrom’s, Robinson May and The Bay

Theatres: AMC, Century, Edwards, Regal, United Artists, Muvico Theatres, Signature Theatres, Galaxy Cinemas, Harkins Theatres

Film Distributors: Sony, Universal, Buena Vista Pictures, Paramount, MGM and Disney

Advertising Agencies: Y 2 Marketing, RMG II, Edwards International, Entertainment Network, Rasheed & Associates, Mid -Atlantic Advertising Agency, Delta Sales Force and the Joe Starr Group

National Advertisers: Polo, Sean John, Victoria’s Secrets, RocaWear, Gap, Sunglass Hut, Zales, Frito-Lay, Microsoft, Levi Strauss & Co., Sony, Labatts, Miller, Coors, Express Group, Revlon, Pepsi, Coke,

Shopping Malls: Simon Property Group, General Growth Properties, Cafaro Company, Urban Retail Properties, Metrotown Property Management, CBL Properties, Richmond Centre, Westfield, Macerich company.

Automotive Distributors: Ford, GMC, Mercedes, BMW

Airports: Las Vegas, Oakland, Utah City, Chicago, Vancouver, Houston, San Francisco, New York (JFK)

Patents, Trademarks, License, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

The SkyBanr Mini-Lift system patent is pending in United States and Canada. It also has a Patent co-operation Treaty application for the European Patent rights with a priority filing date as of November 9, 1999.

Government Approval and Regulation of Industry

The Company will be subject to various federal, state and local laws affecting its manufacturing and sales business. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which may apply to us.  We will also be subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Research and Development

Research and Development Costs -- Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001.

Workforce

We currently have five director/ executive officers, and four significant employees.

Code of Ethics

The Company has adopted a "Code of Ethics for Directors, Officers and Employees" that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was be filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, field on December 21, 2006,

Item 2.

Description of Property

Our executive offices are located at 100 East Verdugo, Burbank, California 91502 and 275 South 3rd Street, Suite 117, Burbank, California 91502.  The monthly lease is $2,493 and $2,115, respectively, and is paid by the Company.

Item 3.

Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matter

Market Information

There currently is no public market for our common stock.   Private sales or transfers are permitted under the respective state and Federal securities laws, subject to compliance with exemptions set forth under the respective statutory guidelines.

Holders

As of December 31, 2006, we had about 54 shareholders of record.

Dividend Policy

Holders of the Company’s Common Stock are entitled to receive dividends from funds legally available for distribution if the Board of Directors declares them.  Any such dividends may be paid in cash, property, or shares of the Company’s common stock.  The Company has not declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of its Common Stock.  Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as, and if declared by the Board of Directors of the Company, based upon the Board’s assessment of the financial condition of the Company, its earnings, its need for funds, to the extent the preferred stock has a prior claim to dividends, and other factors including any applicable laws.  We are not currently a party to any agreement restricting the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2006 with respect to 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,000,000	N/A	900,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,000,000	N/A	900,000

Shares Eligible for Future Sale

To date, there has been no public market for our common stock. In the event a public market for our shares develops, future sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices from time to time. Further, since only a limited number of shares will be available for sale shortly after this offering because of certain contractual and legal restrictions on resale described below, sales of substantial amounts of our common stock in the public market after the restrictions lapse could adversely affect the then-prevailing market price and our ability to raise equity capital in the future.

Sales of Restricted Shares

As of December 31, 2006, we had issued and outstanding an aggregate of 25,432,495 shares of common stock.

10,309,084 shares have already been outstanding for more than twelve months and are, pending satisfaction of certain pre-requisites, eligible for transfer under the auspices of Rule 144.

The remaining 15,123,411 shares of our common stock, held by existing stockholders as of December 31, 2006, are restricted shares. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 of the Securities Act, which are summarized below.

Rule 144

Under Rule 144 as currently in effect, a stockholder who has beneficially owned restricted shares for at least one year and has complied with the requirements described below would be entitled to sell, upon the expiration of the lock-up agreements described below, some of that stockholder’s shares within any three-month period. That number of shares cannot exceed the greater of one percent of the number of shares of our common stock then outstanding, which will equal approximately   shares immediately after this offering Sales under Rule 144 are also restricted by manner of sale provisions, notice requirements and the availability of current public information about us. Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must nonetheless comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement.

Under Rule 144(k), a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least two years is entitled to sell those shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Accordingly, these shares may be sold without restriction immediately upon the expiration of the lock-up agreements described below.

Rule 701

Rule 701 provides that the shares of common stock acquired upon the exercise of currently outstanding options or other rights granted under our equity plans may be resold, by persons, other than affiliates, restricted only by the manner of sale provisions of Rule 144, and by affiliates in accordance with Rule 144, without compliance with its one-year minimum holding period.

Recent Sales of Unregistered Securities

       As of December 31, 2006, we have issued 25,432,495 unregistered securities.  We believe that all of the issuances were made in transactions exempt under Section 4(2) of the Securities Act.

During the year ended December 31, 2006, the Company sold an aggregate of 383,121 shares of common stock in consideration for $ 383,121 or $1.00 per share through a private placement to approximately 68 individuals and also issued 22,000 shares of common stock for services valued at $22,000 or $1.00 per share.

1

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Plan of Operations

The Company will continue to manufacture and market the patent pending, grand format, media rotation system, the "SkyBanr Remote Controlled Mini-Lift".

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues:

The Company generated $ 92,060 for the year ended December 31, 2006, as compared to $ 0 for the year ended December 31, 2005. This increase is mainly due to sales.

Operating Expenses:

The Company incurred total operating expenses of $ 488,941 for the year ended December 31, 2006 as compared to $ 318,704 for the year ended December 31, 2005. The increase was primarily due to increase in expenses, wages, and cost of preparing the registration statement, filed on December 21, 2006.

Net income (loss):

The Company had net loss of $ (398,863) for the year ended December 31, 2006 as compared to a net loss of $ (318,704) for the year ended December 31, 2005.

Liquidity and Capital Resources

In the years ended December 31, 2006, we had cash and cash equivalents of $ 48,844.

Our operating activities used $ 330,629 and $ 165,457 in years ended December 31, 2006 and 2005, respectively. Changes in accounts payable and accrued expenses were 2,604 in 2006.

Cash provided from financing activities increased to $ 398,281 in December 2006 from $ 158,934 in December 2005, primarily due to increase of investments by shareholders.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Intangible and Long-Lived Assets

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures                        5- 10 years

Computer equipment                        3- 5 years

Computer software                            2- 7 years

Intangible Asset: Patents and intellect costs are amortized over a straight-line method for forty years, the legal life of the patent. (See Note-F on the Note of Financial Statements)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent Accounting Pronouncements

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, and Chapter 4" ("FAS No. 151").  The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of FAS No. 151 will be applied prospectively.  The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123."  FASB Statement No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB No. 123R is effective beginning January 1, 2006.  FASB Statement No. 123R on is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement applies to all voluntary changes in accounting principle and requires retrospective application to the prior periods’ financial statements of changes in accounting principle, unless this retrospective application would be impracticable.  This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;  (3) Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a server elects to subsequently measure at fair value; (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Item 7.

Financial Statements

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B.

Other Information

There was no material information during the fourth quarter of 2006 not previously reported.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2006:

Name	Age	Position

Richard D. S. Yanke	46	President, CEO, Secretary, and Director
Greg Guido	47	Chief Financial Officer
Damien A. Aranche	37	Vice President Sales and Marketing
Jim Ryan	59	Vice President Marketing and Investor Relations
Gary E. Tynan	54	International Marketing Consultant
Stuart A. Moir	43	Canadian Consulting Counsel
Ralph E. Harrison II	33	Unites States Consulting Counsel
Dennis M. Absher	58	Marketing & Strategic Planning Consultant
Larry Shamhart	48	Director

The following is a brief description of the business experience during the past five years of each of the above-named persons:

 (a) Directors and Executive Officers

Richard D.S. Yanke, Founder, President, Chief Executive Officer, and Director

Mr. Yanke is the Founder, President, C.E.O, Director, and the Inventor of the SkyBanr Mini-Lift system with 26 years of experience in the industry. He is a 4th generation decorative and advertising artist and interior designer with an Inter-Provincial Certificate from the Saskatchewan Technical Institute. Mr. Yanke has also been awarded the instructors award in the subject. He has worked closely with high profile clients such as Disney, NBC Studios and Sony in designing and producing projects.  Mr. Yanke is also the founder of Image 79 Studios, a company found in 1979 that has provided grand format printing services in Canada and the United States for the last 7 years. Image 79 Studios was among the first companies in North America to offer grand format digital printing. Prior to the advent of grand format digital imaging, Image 79 Studios offered traditional grand format imaging services and employed up to 50 artisans.  In April of 2002, 2003, 2004, and 2005, President Bush appointed Mr. Yanke to the National Business Advisory Counsel for Small and Medium Business and Honorary Chairman to represent California, and received the National Leadership Award and Gold Medal. Mr.Yanke also received the Businessman of the Year award in 2005.

Gregory F. Guido, Chief Financial Officer

The Company's previous Chief Financial Officer, Anthony Sharpless, passed away on April 11, 2007. On April 12, 2007, Mr. Gregory F. Guido  was designated as the new Chief Financial Officer of the Company. Mr. Guido will be responsible for all financial aspects of the Company, including budgeting, management, and financial reporting.

Prior to joining Skylyft, Mr. Guido was employed as a partner and Chief Executive Officer with Global Service Group, L.L.C ("Global"). He concentrated his efforts in financial consulting, developing strategies for individuals and corporations seeking to work on a global basis. Mr. Guido's employment with "Global" began in May of 2002.  Mr. Guido currently acts as a part-time CFO for several private companies.

Mr. Guido received his Bachelor of Business Administration in 1978 from Loyola University in Chicago, Illinois. Mr. Guido received his Masters of Science in Taxation in 1981 from DePaul University, located in Chicago, IL. Upon graduation, Mr. Guido began his career in taxation at KPMG Peat Marwick, where he designed and formulated energy ventures for a variety of energy-related companies. He also analyzed a number of advantageous tax strategies for many public companies.

Mr. Guido holds designations as a Personal Financial Specialist (1995), Certified Financial Planner (1994), and Certified Public Accountant (1980).

Damien A. Aranche, Vice President of Sales and Marketing

Mr. Aranche is the Vice President of Sales and Marketing. He has a Bachelor of Science in Business and Management from Rouen Graduate School and Management in France. He also received a graduate degree in international business from Ceoppead, Rio de Janeiro in Brazil. Mr. Aranche was the Marketing and Sales manager for Hexis, a French company that imports and distributes materials for the outdoor printing industry. Mr. Aranche managed the Hexis corporate head quarters in Los Angeles, California and was instrumental in establishing the French company’s presence in the United States and was responsible for increasing sales by 100% every year for over a 4 years period. Mr. Aranche is fluent in many languages as French, Spanish and Portuguese. Mr. Aranche also worked with the prestigious ELF oil firm from France and was responsible for all cost control and audit of one their largest projects in Germany.

Jim Ryan, Vice President of Marketing and Investor Relations

Mr. Ryan is the VP of Marketing and Investor Relations. He is a 25-year veteran of Sales and Marketing whose experience both here and abroad has included both executive search and communication specialties. His experience in addition to the extensive contacts in the business and investment communities provide a valuable component of the team.

Garry E. Tynan, Sales and Marketing Consultant

Mr. Tynan is the Sales and Marketing Consultant in Vancouver, BC, and he has over 20 years of Sales and Marketing experience in the Imaging and Printing business sectors with Xerox and Ricoh. He was also the area-marketing manager for Savin and increased its revenues substantially while he was in this position.  Since 1991, he served as the Vice President Western Operations for COLORIMAGE Canada.

Stuart A. Moir, Canadian Counsel

Mr, Moir is the Canadian consulting Counsel. He has a Bachelor of Arts from Queen's University in Kingston (Honors in Economics) and a Bachelor of Law, LLB, from the University of British Columbia. Mr. Moir has been a business lawyer in Vancouver for the past 15 years and has operated a leasing company for the last 12 years.

Ralph E. Harrison II, U.S. Counsel

Mr. Harrison is the Unites States consulting Counsel for the company. He is a graduate of the Georgetown University Law Center in Washington, D.C., where he obtained his L.L.M. in Securities and Financial Regulations. He also interned for the Securities & Exchange Commission in the Mergers and Acquisitions department. He earned a J.D. and graduated cum laude from Thomas Jefferson School of Law in San Diego, California. Mr. Harrison is a member of the California State Bar. He holds a B.A., from Long Beach State University in Long Beach, California. He works with clients in the areas of public offerings, private placements, mergers and acquisitions, and complying with reporting requirements under the Securities and Exchange Act of 1934. However, Mr. Harrison's practice is not limited to business and banking law. Mr. Harrison is also an adept litigator who handles matters involving business tort, white-collar crimes, real estate law, civil litigation and criminal defense. Mr. Harrison has also appeared on a variety of television shows including, CNN's Connie Chung Tonight, CNN's American Morning with Paula Zahn, The Today Show with Matt Lauer, The CBS Early Show, MSNBC, ABC NEWS Good Morning America with Diane Sawyer, and a number of radio broadcasts

Dennis M. Absher, Marketing & Strategic Planning Consultant

Mr. Absher is a Business Consultant in Irvine, California.  For almost fifteen years, Mr. Absher has been a mentor to Richard Yanke since Mr. Yanke was orphaned as a teenager, just starting the University.  He has been more closely involved with Mr. Yanke during the past three years while Mr. Yanke invented and enhanced the SkyBanr Mini-Lift Hoist. He has counseled and assisted with the strategic planning for the manufacturing, marketing and advertising structures and protocols for the SkyBanr Mini-Lift Hoist.  Mr. Absher has been one of America’s leading life insurance marketing executives, initially as one of the top producers in America for the A. L. Williams (now Primerica) insurance companies; and in recent years as a marketing and strategic planning consultant to businesses.

Larry Shamhart, Director

Mr. Shamhart is the personal assistant to Mike Milken of the Milken Institute.  Mr. Shamhart retired from the Los Angeles Police Department in 2001. Mr. Shamhart is very well connected in the corporate world.

Audit Committee and Audit Committee Financial Expert

The functions of the Audit and Compensation Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; (ii) to consider and review other matters relating to the financial and accounting affairs of the Company; and (iii) to review and recommend to the Board of Directors all compensation packages, including the number and terms of stock options, offered to officers and executive employees of the Company. The Company’s entire board of directors serves as the Company's Audit Committee and Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and 10% Shareholders are required by Securities and Commission regulation to furnish us with copies of all Section 16(a) forms they file.

The Company became a “reporting company” during the first quarter of 2007. Thus, we believe that, for the fiscal year ended December 31, 2006, the Section 16(a) filing requirements were not applicable to our officers, directors and 10% Shareholders.

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2006, other than our Chief Executive Officer (collectively, the “Named Executed Officers”).  No compensation was awarded to, earned by or paid to Named Executive Officers in 2004.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LTIP Payouts ($)
		Salary ($)	Bonus ($)	Other ($)
Richard Yanke	2006 2005 2004	173,344 161,250 -	- - -	$ - -	- - -	- -	- - -	$ - -

______________________________________________________________________________________________

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2006 to each of the Named Executive Officers:

Name	Number of Securities Underlying Options / SARS Granted (#)	Percent of Total Options / SARS Granted to Employees in the Fiscal Year	Exercise or Base Price ($/share)	Market Price of the Underlying Security on the Date of Grant ($)	Date of Grant	Expiration Date
N/A		%	$	$
N/A		%	$	$

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2006 by each of the Named Executive Officers and the year end value of unexercised options:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARS at December 31, 2005 (#) Exercisable / Unexercisable	Value of Unexercised in-the-Money Options / SARS at December 31, 2005 ($) Exercisable / Unexercisable
N/A		$		$
N/A		$		$

Compensation of Directors

For the fiscal year ended December 31, 2006, we paid 2,000 shares of common stock compensation to our directors for their services on our board.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,000,000	N/A	900,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,000,000	N/A	900,000

2003 Stock Option Plan

General.

The Board of Directors adopted the 2003 Stock Option Plan on December 20, 2003, which became effective January 1, 2004 and was approved by our stockholders on December 20, 2003.  We reserved for issuance an aggregate of 900,000 shares of common stock. A description of the 2003 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2003 Stock Option Plan and does not purport to be complete.

The 2003 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or of any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or a consultant, who has been granted an option, may, if otherwise eligible, be granted additional options.

Administration of and Eligibility under the 2003 Stock Option Plan.

Subject to the terms and conditions of the 2003 Stock Option Plan, the committee will have the sole authority to: (a) determine the persons, or optionees, to whom options to purchase shares of common stock and SARs will be granted, (b) determine the number of options and SARs to be granted to each such optionee, (c) determine the price to be paid for each share of common stock upon the exercise of each option and the manner in which each option may be exercised, (d) determine the period within which each option and SAR will be exercised and any extensions thereof, (e) determine the type of stock options to grant, (f) interpret the 2003 Stock Option Plan and award agreements under the 2003 Stock Option Plan, and (g) determine the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between us and any such optionee.

All of our officers, directors, employees, and certain of our subsidiaries, consultants and other persons providing significant services to us will be eligible to receive grants of options and SARs under the 2003 Stock Option Plan. However, only our employees are eligible to be granted ISOs.

Termination of Options and Transferability.

In general, any unexpired options and SARs granted under the 2003 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but not less than 30 days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, but not less than 30 days or more than 3 months after the date of such termination. However, the committee may in its sole discretion accelerate or extend the exercisability of any or all options or SARs upon termination of employment or cessation of services.

The options and SARs granted under the 2003 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution. However, the Plan committee may permit additional transfers, on a general or specific basis, and may impose conditions and limitations on any such transfers.

Amendment or Discontinuance of Stock Option Plan.

Subject to certain limitations, the Board of Directors has the right to amend, suspend or terminate the 2003 Stock Option Plan at any time. Board of Directors will terminate the 2003 Stock Option Plan on January 1, 2014, the 10th anniversary date of the effectiveness of the plan, unless the Board terminates it sooner. As of December 20, 2003, we have not granted any options under the 2003 Stock Option Plan.

The following table sets forth information with respect to our 2003 Non-Employee Director Stock Option Plan as of November, 2006.

2003 Non-Employee Director Stock Option Plan

General.

The 2003 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, was adopted by the Board of Directors on December 20, 2003, to be effective as of January 1, 2004, and was approved by our stockholders on December 20, 2003.

A description of the Non-Employee Director Plan is set forth below. The description is intended to be a summary of the material provisions of the Non-Employee Director Plan and does not purport to be complete.

Administration.

A committee of the Board of Directors, appointed from time to time by the Board of Directors, will administer the Non-Employee Director Plan. The committee is intended to consist of two or more directors, each of whom will be non-employee directors as defined in Rule 16b-3 under Section 16(b) of the Exchange Act. If no committee exists which has the authority to administer the Non-Employee Director Plan, the functions of the committee will be exercised by the Board of Directors. The committee has full authority to interpret the Non-Employee Director Plan, decide any questions under the Non-Employee Director Plan, and make such rules and regulations and establish such processes for administration of the Non-Employee Director Plan, as it deems appropriate and subject to the provisions of the Non-Employee Director Plan.

Available Shares.

The Non-Employee Director Plan authorizes the issuance of up to 2,000,000 shares of common stock upon the exercise of non-qualified stock options granted to our non-employee directors. In general, if options are canceled for any reason, expire, or terminate unexercised, the shares covered by such options will again be available for the grant of options.

The Non-Employee Director Plan provides that appropriate adjustments will be made in the number and types of securities receivable upon the exercise of options in the event of a stock split, stock dividend, consolidation, or reorganization.

Eligibility.

 All of our non-employee directors are eligible to be granted options under the Non-Employee Director Plan. A non-employee director is a director serving on the Board of Directors who is not then one of our current employees, as defined in Sections 424(e) and 424(f) of the Code.

Termination of Options.

Options that are exercisable upon a non-employee director’s termination of directorship for any reason except death, disability or cause (as defined in the Non-Employee Director Plan), prior to the complete exercise of an option (or deemed exercise thereof), will remain exercisable following such termination until the earlier of (i) the expiration of the 90 day period following the non-employee director’s termination of directorship or (ii) the remaining term of the option.

Options that are exercisable upon a non-employee director’s termination of directorship for disability or death, will remain exercisable by the non-employee director or, in the case of death, by the non-employee director’s estate or by the person given authority to exercise such options by his or her will or by operation of law, until the earlier of (i) the first anniversary of the non-employee director’s termination of directorship or (ii) the remaining term of the option.

If a non-employee director is removed from the Board of Directors for “cause”, and fails to stand for reelection or fails to be re-nominated, or if we obtain or discover information after termination of directorship that such non-employee director had engaged in conduct during such directorship that would have justified a removal for cause during such directorship, all outstanding options of such non-employee director will immediately terminate and will be null and void.

The Non-Employee Director Plan also provides that, all outstanding options will terminate effective upon the consummation of a merger, liquidation, dissolution, or consolidation, in which we are not the surviving entity, subject to the right of the non-employee director to exercise all outstanding options prior to the effective date of the merger, liquidation, dissolution, or consolidation.

Amendments.

The Non-Employee Director Plan provides that it may be amended by the committee or the Board of Directors at any time, and from time to time to effect (i) amendments necessary or desirable in order that the Non-Employee Director Plan and the options granted thereunder conform to all applicable laws, and (ii) any other amendments deemed appropriate. Notwithstanding the foregoing, to the extent required by law, no amendment may be made that would require the approval of our stockholders under applicable law or under any regulation of a principal national securities exchange or automated quotation system sponsored by the National Association of Securities Dealers, unless such approval is obtained. The Non-Employee Director Plan may be amended or terminated at any time by our stockholders.

Business Combinations with Substantial Stockholders

As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.  Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by our board of directors before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-thirds percent of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent or more of the outstanding voting stock of the corporation, or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent or more of the outstanding voting stock of the corporation at any time within the three year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

A corporation may, at its option, exclude itself from the coverage of Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until 12 months after the date it is adopted.  We have not adopted and do not intend to adopt such an amendment to our Certificate of Incorporation or Bylaws.

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2006 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners
Richard Yanke	Common stock	13,500,000	53%

Directors
Larry Shamhart	Common stock	2,000.007%

Named Executive Officers
Richard Yanke	Common stock	13,500,000	53%
James Ryan	Common stock	18,150.071%

 ____________________________________________________________________________

 As of December 31, 2006    25,432,495 shares of $ .001 par value common stock

Certain Relationships and Related Transactions

On December 18, 2003, the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000.

Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 489,532 as of December 31, 2006. The shareholder loan is payable on demand. However, the shareholder has indicated that he will not demand payment of the loan within the current year.

Item 13.

Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Skylyft Media Network, Inc.[1]
3.2	Corporate Bylaws for Skylyft Media Network, Inc.[1]
3.3	Restated Certificate of Incorporation of Skylyft Media Network, Inc.[1]
3.4	Restated Bylaws of Skylyft Media Network, Inc.[1]
3.3	Statement and Designation by Foreign Corporation for Skylyft Media[1]
4.1	2003 Stock Option Plan[1]
4.2	2003 Non-Employee Stock Option Plan[1]
4.3	2006 Stock Subscription Agreement[1]
14.1	Code of Ethics for Skylyft Media Network, Inc.[1]

1. Incorporated by reference to Exhibits to the Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on December 21, 2006 (Filed No. 000-52367)

Item 14.

Principal Accountant Fees and Services

Audit Fees

The fees to Drakeford & Drakeford, LLC. for the audit of our annual statements and review of the quarterly reports for fiscal year ended December 31, 2006 are estimated at $ 15,000 ..  The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2006 totalled $ 15,000 ..

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee’s Pre-Approval Policies

Our audit committee reviews and approves audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by our independent registered public accounting firms for such services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLYFT MEDIA NETWORK, INC.

Date August 31, 2006

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

/s/ Greg Guido

Greg Guido, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

       Financial Statements

Report of Independent Registered Public Accounting Firm                                                  31

Balance Sheet as of December 31, 2006

 32

Statements of Operations for the years ended December 31, 2006                                       33

and  2005,  and December 18, 2003 (inception) to December 31, 2006

Statements of Stockholders’ Equity  for the period December 18, 2003                               34

            (inception) to December 31, 2006 and for the years  ended

            December 31, 2006 and 2005

Statements of Cash Flows for the years ended December 31, 2006                                       35

            and 2005, and December 18, 2003 (inception) to December 31, 2006

Notes to Financial Statements                                                                                               36-40

DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

11300 West Olympic Blvd.

Suite 800

Los Angeles, CA 90064

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SKYLYFT Media Network,Inc.

We have audited the balance sheet of SKYLYFT Media Network,Inc. (a development stage company) as of December 31,2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKYLYFT Media Network,Inc.,as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period December 18, 2003 (inception) to December 31, 2006, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC

Los Angeles, CA

March 29, 2007

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

BALANCE SHEET

December 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 48,844
Inventory	12,829
Prepaid expenses	5,200
Notes receivable	64,000

Total current assets	130,873

PROPERTY AND EQUIPMENT, net	826,848

OTHER ASSETS
Patents and intellect cost, net	465,180

Total other assets	465,180

TOTAL ASSETS	$ 1,422,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,604

Total current liabilities	2,604

LONG-TERM LIABILITIES
Note payable-bank	15,160
Loan payable-shareholder	489,532

Total long-term liabilities	504,692

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value
each. At December 31, 2006, there are no shares outstanding	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At December 31, 2006, there are 25,432,495 shares
outstanding	25,432
Additional paid in capital	1,930,563
Deficit accumulated during the development stage	(1,040,390)

Total stockholders’ equity	915,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,422,901

                                                          The accompanying notes are an integral part of these statements.

      SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF OPERATIONS

December 18,
For the years ended	2003, (inception)
December 31, 2006 December 31, 2005	to December 31,
2006

Revenue	$ 92,060	$ 0	$ 92,060

Operating Expenses
Selling, general and administrative	330,629	165,457	656,874
Research and development	0	0	10,000
Depreciation and amortization	158,312	153,247	463,534

Total operating expenses	488,941	318,704	1,130,468

Net loss from operations	(396,881)	(318,704)	(1,038,408)

Other expenses-interest	1,982	_______0	1,982

Net loss	$ (398,863)	$ (318,704)	$ (1,040,390)

Basic and diluted loss per common share	$ (.02)	$ (.01)	$ (.04)

Weighted average shares outstanding	25,229,935	24,947,907	24,990,402

                                                        The accompanying notes are an integral part of these statement

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit Accumulated
Common stock	Additional	During Development
Shares Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
services, December 18,2003 (inception)

Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000

Net loss from inception to December 31, 2003	________	______	_________	(17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521

Issuance of common stock for cash	150,150	150	150,000		150,150

Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117

Issuance of common stock for cash	158,934	159	158,775		158,934

Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347

Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended
December 31, 2006	________	_______	__________	(398,863)	_(398,863)_

Balance at December 31, 2006	25,432,495	$ 25,432	$ 1,930,563	$ (1,040,390)	$ 915,605

                                      The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

		December 18,
		2003, (inception)
For the year ended	For the year ended	to December 31,
December 31, 2006	December 31, 2005	2006

OPERATING ACTIVITIES
Net loss	$ (398,863)	$ (318,704)	$ (1,040,390)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	158,312	153,247	463,534
Issuance of common stock for consulting
Services	22,000	0	32,000
Changes in operating assets and liabilities:
Inventory	(8,000)	(4,829)	(12,829)
Prepaid expenses	0	0	(5,200)
Notes receivable	(64,000)	0	(64,000)
Accounts payable and accrued expenses	(5,393)	7,997	2,604
Loans payable	(57,896)	16,132	489,532

Cash used by operating activities	(353,840)	(146,157)	(134,749)

INVESTING ACTIVITIES
Capital expenditures	(10,000)	(15,472)	(523,772)

Cash used by investing activities	(10,000)	(15,472)	(523,772)

FINANCIAL ACTIVITIES
Proceeds from note payable	15,160	0	15,160
Issuance of common stock for cash	383,121	158,934	692,205

Cash provided by financing activities	398,281	158,934	707,365

NET INCREASE (DECREASE) IN CASH	34,441	(2,695)	48,844

CASH BALANCE BEGINNING OF PERIOD	14,403	17,098	0

CASH BALANCE END OF PERIOD	$ 48,844	$ 14,403	$ 48,844

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,218,290

                                                The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES

1.

Nature of Operations/ Basis of Presentation

Nature of Operations

SKYLYFT Media Network, Inc. (the “Company”), was incorporated in December 2003 in the state of Delaware and conducts operations in California.  The Company manufactures a patent pending, grand format, media rotation system, called the “SkyBanr Remote Controlled Mini-Lift.” The SkyBanr Mini-Lift system creates advertising revenues from unused ceiling space capacity in retail malls, airports, convention centers, movie theatres, sporting arenas and other public venues with high-ceiling areas.

Basis of Presentation and Accounting Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of December 31, 2006.

3.

Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

4.   Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

4.   Property and Equipment (continued)

The estimated service lives of property and equipment are principally as follows:

      Furniture and fixtures                         5- 10 years

                              Computer equipment                          3- 5 years

                              Computer software                             2- 7 years

Intangible Asset:

Patents and intellect costs are amortized over a straight-line method for forty years, the legal life of the patent. (See Note-F)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

As of December 31, 2006, the Company has sold an aggregate of 64,000 shares of common stock to nine individuals in consideration for notes receivable aggregating $64,000 or $1.00 per share. Subsequent to the date of the balance sheet, these notes were paid in full.

 6. Revenue  Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 523 and $ 0 for the years  ended December 31, 2006 and 2005.

8.

Recently Enacted Accounting Standards

                In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our  financial statements of this standard, which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our financial statements of FAS 157, which will become effective for us on January 1, 2008.

9.

Research and Development

      Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G)

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,040,390 for the period December 18, 2003 (inception) to December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C--LOSS PER SHARE

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

  NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of December 31, 2006.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006

NOTE E – LONG-TERM DEBT

            On March 24, 2006 the Company entered into a revolving line of credit with Bank of America, N.A. in the principal amount of $15,160 with interest only payments at an annual rate of 14%. The credit line expires March 23, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 489,532 as of December 31, 2006. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

NOTE G – COMMON STOCK ISSUANCES

In December 2003, the Company issued 10,000,000 shares of common stock for consulting services and research and development.

During the year ended December 31, 2004, the Company sold an aggregate of 150,150 shares of common stock in consideration for $150,150 or $1.00 per share through a private placement to approximately 28 individuals.

During the year ended December 31, 2005, the Company sold an aggregate of 158,934 shares of common stock in consideration for $158,934 or $1.00 per share through a private placement to approximately 24 individuals.

During the year ended December 31, 2006, the Company sold an aggregate of 383,121 shares of common stock in consideration for $383,121 or $1.00 per share through a private placement to approximately 68 individuals and also issued 22,000 shares of common stock for services valued at $22,000 or $1.00 per share.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2006

NOTE H - COMMITMENTS AND CONTINGENCIES

     Lease agreements

The Company entered into a standard sub-lease agreement with Juanita Maloof  on July 14, 2003 for a term of three years ending on August 31, 2006 at a monthly rental fee of $2,350.  The Company exercised their option to extend the lease for an additional three years as follows:

                                                          Monthly Base Rent

September 1, 2006                        $2,568

               September 1, 2007                        $2,645

               September 1, 2008                        $2,724