Form 10QSB
period 2007-03-31
SKYLYFT Media Group, Inc.
filed 2007-05-15
CIK 1379173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number:

 SKYLYFT MEDIA NETWORK, INC.

(Exact name of small business issuer as specified in its charter)

 California, United States

(State or other jurisdiction of incorporation or organization)

 03-0533701

(IRS Employer Identification Number)

100 East Verdugo Avenue, Burbank, California 91502

(Address of principal executive offices)

 (818) 605 0957

(Issuer’s telephone number)

 N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31 2007, 25,437,495 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Balance Sheets	3
Statements of Operations	4
Statements of Stockholder's Equity	5
Statement of Cash Flow	6
Notes to the Financial Statements	7-12

Skylyft Media Network, Inc.

(A Development Stage Company)

Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 16,259	$ 48,844
Inventory	12,829	12,829
Prepaid expenses	5,200	5,200
Notes receivable	0	64,000

Total current assets	34,288	130,873

PROPERTY AND EQUIPMENT, net	793,712	826,848

OTHER ASSETS
Patents and intellect cost, net	458,930	465,180

Total other assets	458,930	465,180

TOTAL ASSETS	$ 1,286,930	$ 1,422,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,264	$ 2,604

Total current liabilities		2,604

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	461,577	489,532

Total long-term liabilities	476,737	504,692

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At March 31, 2007 and December 31, 2006,
there are no shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At March 31, 2007 and December 31, 2006, there are
25,437,495 and 25,432,495 shares outstanding	25,437	25,432
Additional paid in capital	1,935,558	1,930,563
Deficit accumulated during the development stage	(1,152,066)	(1,040,390)

Total stockholders’ equity	808,929	915,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,286,930	$ 1,422,901

The accompanying notes are an integral part of these statements.

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Operations (Unaudited)

December 18,
For the three months ended	2003, (inception)
March 31, 2007 March 31, 2006	to March 31,
2007

Revenue	$ 117,665	$ 425	$ 209,725

Operating Expenses
Selling, general and administrative	189,212	47,426	846,146
Research and development	0	0	10,000
Depreciation and amortization	39,578	39,578	503,112

Total operating expenses	228,790	87,004	1,359,258

Net loss from operations	(111,125)	(86,579)	(1,149,533)

Other expenses-interest	551	129	2,533

Net loss	$ (111,676)	$ (86,708)	$ (1,152,066)

Basic and diluted loss per common share	$ (.00)	$ (.00)	$ (.05)

Weighted average shares outstanding	25,434,995	25,125,004	25,024,602

The accompanying notes are an integral part of these statements

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Unaudited)

Deficit Accumulated
Common stock	Additional	During Development
Shares Amount	Paid in Capital	Stage	Total
Common stock issued to founders for consulting	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003	________	______	_________	(17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006	________	_______	__________	(398,863)	_(398,863)_

Balance at December 31, 2006	25,432,495	$ 25,432	$ 1,930,563	$ (1,040,390)	$ 915,605
Issuance of common stock for cash	5,000	5	4,995		5,000
Net loss for the three month ended
March 31, 2007				(111,676)	(111,676)

Balance at March 31, 2007 (unaudited)	25,437,495	$ 25,437	$ 1,935,558	$ (1,152,066)	$ 808,929

The accompanying notes are an integral part of this statement.

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Cash Flow (Unaudited)

		December 18,
For the three	For the three	2003, (inception)
months ended	months ended	to March 31,
March 31, 2007	March 31, 2006	2007

OPERATING ACTIVITIES
Net loss	$ (111,676)	$ (86,708)	$ (1,152,066)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	39,578	39,578	503,112
Issuance of common stock for consulting
Services	0	0	32,000
Changes in operating assets and liabilities:
Inventory	0	(8,000)	(12,829)
Prepaid expenses	0	(10,000)	(5,200)
Notes receivable	64,000	0
Accounts payable and accrued expenses	(1,340)	(6,730)	1,264
Loans payable	(27,955)	504	461,577

Cash used by operating activities	(37,393)	(71,356)	(172,142)

INVESTING ACTIVITIES
Capital expenditures	(192)	(10,000)	(523,964)

Cash used by investing activities	(192)	(10,000)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	0	15,160
Issuance of common stock for cash	5,000	84,000	697,205

Cash provided by financing activities	5,000	84,000	712,365

NET INCREASE (DECREASE) IN CASH	(32,585)	2,644	16,259

CASH BALANCE BEGINNING OF PERIOD	48,844	14,403	0

CASH BALANCE END OF PERIOD	$ 16,259	$ 17,047	$ 16,259

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,218,290

The accompanying notes are an integral part of these statements

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

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

Basis of Presentation and Accounting Estimates

The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the  results of operations for the three months ended March 31, 2007 and 2006, and December 18, 2003 (inception) to March 31, 2007 and cash flows for the three months ended March 31, 2007 and 2006 and December 18, 2003 (inception) to March 31, 2007.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of March 31, 2007  and December 31, 2006.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

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

The estimated service lives of property and equipment are principally as follows:

        Computer software                             2- 7 years

        Furniture and fixtures                         5- 10 years

                              Computer equipment                          3- 5 years

Intangible Assets:

Patents and intellect costs are amortized over a straight-line method for twenty years, the legal life of the patent. (See Note-F)

        Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

As of December 31, 2006, the Company has sold an aggregate of 64,000 shares of common stock to nine individuals in consideration for notes receivable aggregating $64,000 or $1.00 per share. As of March 31, 2007  these notes were paid in full.

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

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 0 and $ 259 for the three  months ended March 31, 2007 and 2006.

8.

Recently Enacted Accounting Standards

In February 2007, FASB issued SFAS 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

9.

Research and Development

      Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G)

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,152,066  for the period December 18, 2003 (inception) to March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

1.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

 NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of March 31, 2007 and December 31, 2006.

NOTE E – LONG-TERM DEBT

            On March 24, 2006 the Company entered into a revolving line of credit with Bank of America, N.A. in the principal amount of $15,160 with interest only payments at an annual rate of 14%. The credit line expires March 23, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 461,577 as of March 31, 2007. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

March 31, 2007

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

During the three months ended  March 31, 2007, the Company sold an aggregate of 5,000 shares of common stock in consideration for $5,000 or $1.00 per share through a private placement to one individual.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Skylyft Media Network, Inc.  (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues:

Total revenues were $ 117,665 and $ 425 for the three months ended March 31, 2007, and 2006, respectively.  Revenues for the prior period consist entirely of residual sales of the Company’s product.  The Company did not have any sales this quarter, as they are phasing out of this type of business and focusing on the new business strategy.   As such, the Company’s sales activity decreased from the prior year.

General and Administrative:

Total general and administrative expenses were $ 189,212 and $ 47,426 for the three months ended March 31, 2007, and 2006, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the three months ended March 31, 2007 was $ (111,676), compared to a net loss of $ (86,708) for the same period in 2006, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to cost of sales.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 16,259 and $ 48,844 as of March 31, 2007 and 2006, respectively.

The Company's operating activities used $ 37,393 and $ 71,356 in the three months ended March 31, 2007 and 2006, respectively.  The difference is mainly attributable to cost of Sales.

Cash used by financing activities was $ 5,000 and $ 84,000 for the three months ended March 31, 2007 and 2006.  The decrease is primarily due to quiet period for filing.

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

Off-Balance Sheet Arrangements

As of March 31, 2007 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of March 31, 2007, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

•

This quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

To the knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, the Company sold an aggregate of 5,000 shares of common stock in consideration for $5,000 or $1.00 per share through a private placement to one individual.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

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

Item 6.   Exhibits and Reports on Form 8-K

(a)

(a) Exhibits

Exhibit 31.1        Certification of the Chief Executive Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2        Certification of the Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1        Certification of the Chief Executive Officer and Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)

(b) Reports on Form 8-K

        During the third fiscal quarter of 2006, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

Date: May 15, 2007

Date

August 16, 2006