Form 10QSB
period 2007-06-30
SKYLYFT Media Group, Inc.
filed 2007-08-21
CIK 1379173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

                                          (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30 2007, 25,524,995 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Balance Sheets	3
Statements of Operations	4
Statements of Stockholder's Equity	5
Statement of Cash Flow	6
Notes to the Financial Statements	7-12

Skylyft Media Network, Inc.

(A Development Stage Company)

Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 8,463	$ 48,844
Inventory	12,829	12,829
Prepaid expenses	8,950	5,200
Notes receivable	10,000	64,000

Total current assets	40,242	130,873

PROPERTY AND EQUIPMENT, net	757,259	826,848

OTHER ASSETS
Patents and intellect cost, net	455,805	465,180

Total other assets	455,805	465,180

TOTAL ASSETS	$ 1,253,306	$ 1,422,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 11,000	$ 2,604

Total current liabilities	11,000	2,604

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	453,685	489,532

Total long-term liabilities	468,845	504,692

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At June 30, 2007 and December 31, 2006,
there are no shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At June 30, 2007 and December 31, 2006, there are
25,524,995 and 25,432,495 shares outstanding	25,525	25,432
Additional paid in capital	2,022,970	1,930,563
Deficit accumulated during the development stage	(1,275,034)	(1,040,390)

Total stockholders’ equity	773,461	915,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,253,306	$ 1,422,901

The accompanying notes are an integral part of these statements.

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Operations (Unaudited)

December 18,
For the six months ended	2003, (inception)
June 30, 2007 June 30, 2006	to June 30,
2007

Revenue	$ 125,629	$ 58,552	$ 217,689

Operating Expenses
Selling, general and administrative	280,002	154,953	936,936
Research and development	0	0	10,000
Depreciation and amortization	79,156	79,156	542,690

Total operating expenses	359,158	234,109	1,489,626

Net loss from operations	(233,529)	(175,557)	(1,271,937)

Other expenses-interest	1,115	689	3,097

Net loss	$ (234,644)	$ (176,246)	$ (1,275,034)

Basic and diluted loss per common share	$ (.01)	$ (.01)	$ (.05)

Weighted average shares outstanding	25,478,745	25,125,004	25,053,602

The accompanying notes are an integral part of these statements

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Unaudited)

Deficit Accumulated
Common stock	Additional	During Development
Shares Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003	________	______	_________	(17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006	________	_______	__________	(398,863)	_(398,863)_

Balance at December 31, 2006	25,432,495	$ 25,432	$ 1,930,563	$ (1,040,390)	$ 915,605
Issuance of common stock for cash	92,500	93	92,407		92,500
Net loss for the six months ended
June 30, 2007				(234,644)	(234,644)

Balance at June 30, 2007 (unaudited)	25,524,995	$ 25,525	$ 2,022,970	$ (1,275,034)	$ 773,461

The accompanying notes are an integral part of this statement.

Skylyft Media Network, Inc.

(A Development Stage Company)

Statements of Cash Flow (Unaudited)

		December 18,
For the six	For the three	2003, (inception)
months ended	months ended	to June 30,
June 30, 2007	June 30, 2006	2007

OPERATING ACTIVITIES
Net loss	$ (234,644)	$ (176,246)	$ (1,275,034)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	79,156	79,156	542,690
Issuance of common stock for consulting
services	0	22,000	32,000
Changes in operating assets and liabilities:
Inventory	0	(8,000)	(12,829)
Prepaid expenses	(3,750)	(10,000)	(8,950)
Notes receivable	54,000	0	(10,000)
Accounts payable and accrued expenses	8,396	(6,495)	11,000
Loans payable	(35,847)	(37,350)	453,685

Cash used by operating activities	(132,689)	(136,935)	(267,438)

INVESTING ACTIVITIES
Capital expenditures	(192)	(10,000)	(523,964)

Cash used by investing activities	(192)	(10,000)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	15,160	15,160
Issuance of common stock for cash	92,500	156,000	784,705

Cash provided by financing activities	92,500	171,160	799,865

NET INCREASE (DECREASE) IN CASH	(40,381)	24,225	8,463

CASH BALANCE BEGINNING OF PERIOD	48,844	14,403	0

CASH BALANCE END OF PERIOD	$ 8,463	$ 38,628	$ 8,463

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,218,290

The accompanying notes are an integral part of these statements

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

June 30, 2007

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

Basis of Presentation and Accounting Estimates

The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and the  results of operations for the six months ended June 30, 2007 and 2006, and December 18, 2003 (inception) to June 30, 2007 and cash flows for the six months ended June 30, 2007 and 2006 and December 18, 2003 (inception) to June 30, 2007.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of June 30, 2007 and December 31, 2006.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

June 30, 2007

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

5. Notes Receivable

As of December 31, 2006, the Company has sold an aggregate of 64,000 shares of common stock to nine individuals in consideration for notes receivable aggregating $64,000 or $1.00 per share. As of June 30, 2007, the balance was $10,000.

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

June 30, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 595 and $ 259 for the six  months ended June 30, 2007 and 2006.

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

June 30, 2007

9.

Research and Development

      Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003  for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G)

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,275,034  for the period December 18, 2003 (inception) to June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

June 30, 2007

NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of June 30, 2007 and December 31, 2006.

NOTE E – LONG-TERM DEBT

            On March 24, 2006 the Company entered into a revolving line of credit  with Bank of America, N.A. in the principal amount of $15,160  with interest only payments at an annual rate of 14%. The credit line expires March 23, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 453,685 as of June 30, 2007. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

Skylyft Media Network, Inc.

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

June 30, 2007

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

During the six months ended  June 30, 2007, the Company sold an aggregate of 92,500 shares of common stock in consideration for $ 92,500 or $1.00 per share through a private placement to several individuals.

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

Results of Operations

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues:

Total revenues were $ 125,629 and $ 58,552 for the six months ended June 30, 2007, and 2006, respectively.

General and Administrative:

Total general and administrative expenses were $ 125,629 and $ 58,552 for the six months ended June 30, 2007, and 2006, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the six months ended June 30, 2007 was $ (234,644), compared to a net loss of $ (176,246) for the same period in 2006, which is equivalent to ($0.01) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 8,463 as of June 30, 2007.

The Company's operating activities used $ 132,689 and $ 136,935 in the six months ended June 30, 2007 and 2006, respectively.

Cash provided by financing activities were $ 92,500 and $ 171,160 for the six months ended June 30, 2007 and 2006.

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

Off-Balance Sheet Arrangements

As of June 30, 2007 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2007, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 31, 2007, the Company sold an aggregate of 92,500 shares of common stock in consideration for $92,500 or $1.00 per share through a private placement to several individuals.

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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1.2        Certification of the Chief Executive Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.2        Certification of the Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.2        Certification of the Chief Executive Officer and Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)

(b) Reports on Form 8-K

        During the second fiscal quarter of 2007, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

Date: August 20, 2007

Exhibit 31.1.2 CEO Certification

I, Richard Yanke, certify that:

1. I have reviewed this Form 10-QSB of Skylyft Media Network, Inc. and subsidiaries;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 20, 2007

/s/ Richard Yanke

Richard Yanke

Chief Executive Officer

Exhibit 31.2.2 CFO Certification

I, Gregory Guido, certify that:

1. I have reviewed this Form 10-QSB of Skylyft Media Network, Inc. and subsidiaries;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 20, 2007

/s/ Gregory F. Guido

Gregory F. Guido

Chief Financial Officer

Exhibit 32.1.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Skylyft Media Group, Inc.. (the “Company”) for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Richard Yanke, Chief Executive Officer and Gregory F. Guido, Chief Financial Officer of Skylyft Media Group, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 20, 2007

 /s/ Richard Yanke

                                      Richard Yanke

                                      Chief Executive Officer

/s/ Gregory F. Guido

                                      Gregory F. Guido

                                      Chief Financial Officer