Form 10QSB
period 2007-09-30
SKYLYFT Media Group, Inc.
filed 2007-11-13
CIK 1379173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007, 25,568,995 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page

       Financial Statements

        Balance Sheets as of  September 30, 2007 (unaudited) and December 31, 2006

F-2

         Statements of Operations for the nine months ended September 30, 2007 and  2006,  and December 18, 2003 (inception) to September 30, 2007

           (unaudited)                                                                                                                                                                       F-3

Statements of Operations for the three months ended September 30, 2007

and  2006 (unaudited)                                                                                                                                               F-4

Statement of Stockholders’ Equity  for the period December 18, 2003

            (inception) to September 30, 2007 (unaudited)                                                                                                          F-5

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and December 18, 2003 (inception) to September 30, 2007

            (unaudited)                                                                                                                                                                    F-6

Notes to Financial Statements                                                                                                                               F-7 - F-12

                                      SKYLYFT MEDIA NETWORK, INC.

                       (A Development Stage Company)

                   BALANCE SHEET

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 12,172	$ 48,844
Inventory	12,829	12,829
Prepaid expenses	8,950	5,200
Notes receivable	10,000	64,000

Total current assets	43,951	130,873

PROPERTY AND EQUIPMENT, net	720,806	826,848

OTHER ASSETS
Patents and intellect cost, net	452,680	465,180

Total other assets	452,680	465,180

TOTAL ASSETS	$ 1,217,437	$ 1,422,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 11,000	$ 2,604

Total current liabilities	11,000	2,604

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	471,131	489,532

Total long-term liabilities	486,291	504,692

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At September 30, 2007 and December 31, 2006,
there are no shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At September 30, 2007 and December 31, 2006, there are
25,568,995 and 25,432,495 shares outstanding	25,569	25,432
Additional paid in capital	2,066,926	1,930,563
Deficit accumulated during the development stage	(1,372,349)	(1,040,390)

Total stockholders’ equity	720,146	915,605

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,217,437	$ 1,422,901

The accompanying notes are an integral part of these statements.

      SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF OPERATIONS

(Unaudited)

		December 18,
For the nine months ended		2003, (inception)
September 30, September 30,		to September 30,
2007	2006	2007

Revenue	$ 125,729	$ 69,552	$ 217,789

Operating Expenses
Selling, general and administrative	337,275	253,283	994,209
Research and development	0	0	10,000
Depreciation and amortization	118,734	118,734	582,268

Total operating expenses	456,009	372,017	1,586,477

Net loss from operations	(330,280)	(302,465)	(1,368,688)

Other expenses-interest	1,679	1,366	3,661

Net loss	$ (331,959)	$ (303,831)	$ (1,372,349)

Basic and diluted loss per common share	$ (.01)	$ (.01)	$ (.05)

Weighted average shares outstanding	25,508,828	25,193,874	24,995,727

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For the three months ended
September 30, September 30,
2007	2006

Revenue	$ 100	$ 11,000

Operating Expenses
Selling, general and administrative	57,273	98,330
Research and development	0	0
Depreciation and amortization	39,578	39,578

Total operating expenses	96,851	137,908

Net loss from operations	(96,751)	(126,908)

Other expenses-interest	564	677

Net loss	$ (97,315)	$ (127,585)

Basic and diluted loss per common share	$ (.00)	$ (.01)

Weighted average shares outstanding	25,544,495	25,159,439

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

 ( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Deficit Accumulated During Development Stage
Common stock	Additional
Shares Amount	Paid in Capital		Total

Common stock issued to founders for consulting	13,500,000	$13,500	$ 0	$ 0	$13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003	________	______	_________	__ (17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006	________	_______	__________	(398,863)	_(398,863)_

Balance at December 31, 2006	25,432,495	$ 25,432	$ 1,930,563	$ (1,040,390)	$ 915,605
Issuance of common stock for cash	136,500	137	136,363		136,500
Net loss for the nine months ended
September 30, 2007	________	_______	________	(331,959)	(331,959)

Balance at September 30, 2007 (unaudited)	25,568,995	$ 25,569	$ 2,066,926	$ (1,372,349)	$ 720,146

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine	For the nine	December 18,
months ended	months ended	2003, (inception)
September 30,	September 30,	to September 30,
2007	2006	2007

OPERATING ACTIVITIES
Net loss	$ (331,959)	$ (303,831)	$ (1,372,349)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	118,734	118,734	582,268
Issuance of common stock for consulting
services	0	22,000	32,000
Changes in operating assets and liabilities:
Inventory	0	(8,000)	(12,829)
Prepaid expenses	(3,750)	0	(8,950)
Notes receivable	54,000	0	(10,000)
Accounts payable and accrued expenses	8,396	10,765	11,000
Loans payable	(18,401)	(36,476)	471,131

Cash used by operating activities	(172,980)	(196,808)	(307,729)

INVESTING ACTIVITIES
Capital expenditures	(192)	(10,000)	(523,964)

Cash used by investing activities	(192)	(10,000)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	15,160	15,160
Issuance of common stock for cash	136,500	244,500	828,705

Cash provided by financing activities	136,000	259,660	843,865

NET INCREASE (DECREASE) IN CASH	(36,672)	52,852	12,172

CASH BALANCE BEGINNING OF PERIOD	48,844	14,403	0

CASH BALANCE END OF PERIOD	$ 12,172	$ 67,255	$ 12,172

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,679	$ 1,366	$ 3,097
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,218,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

Basis of Presentation and Accounting Estimates

The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the  results of operations for the nine months ended September 30, 2007 and 2006, and December 18, 2003 (inception) to September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006 and December 18, 2003 (inception) to September 30, 2007.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of  September 30, 2007  and December 31, 2006.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

5. Notes Receivable

As of December 31, 2006, the Company has sold an aggregate of 64,000 shares of common stock to nine individuals in consideration for notes receivable aggregating $64,000 or $1.00 per share. As of September 30, 2007, the balance was $10,000.

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

September 30, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 595 and $ 259 for the nine  months ended September 30, 2007 and 2006.

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

September 30, 2007

9.

Research and Development

      Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003  for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G)

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,372,349  for the period December 18, 2003 (inception) to September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2007

  NOTE D - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of September 30, 2007 and December 31, 2006.

NOTE E – LONG-TERM DEBT

            On March 24, 2006 the Company entered into a revolving line of credit  with Bank of America, N.A. in the principal amount of $15,160  with interest only payments at an annual rate of 14%. The credit line expires March 23, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 471,131 as of September 30, 2007. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2007

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

During the nine months ended September 30, 2007, the Company sold an aggregate of 136,500 shares of common stock in consideration for $ 136,500 or $1.00 per share through a private placement to several individuals.

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

Results of Operations

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues:

Total revenues were $ 125,729 and $ 69,552 for the nine months ended September 30, 2007, and 2006, respectively.

General and Administrative:

Total general and administrative expenses were $ 337,275 and $ 253,283 for the nine months ended September 30, 2007, and 2006, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the nine months ended September 30, 2007 was $ (331,959), compared to a net loss of $ (303,831) for the same period in 2006, which is equivalent to ($0.01) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $12,172 as of September 30, 2007.

The Company's operating activities used $172,980 and $ 196,808 in the nine months ended September 30, 2007 and 2006, respectively.

Cash provided by financing activities were $136,000 and $ 259,660 for the nine months ended September 30, 2007 and 2006.

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

Off-Balance Sheet Arrangements

As of September 30, 2007 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2007, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, the Company sold an aggregate of 136,500 shares of common stock in consideration for $136,500 or $1.00 per share through a private placement to several individuals.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2007.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

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

Date: November 13, 2007

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

Date: November 13, 2007

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

Date: November 13, 2007

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

Dated: November 13, 2007

 /s/ Richard Yanke

                                      Richard Yanke

                                      Chief Executive Officer

/s/ Gregory F. Guido

                                      Gregory F. Guido

                                      Chief Financial Officer