Form 10-K
period 2007-12-31
SKYLYFT Media Group, Inc.
filed 2008-04-11
CIK 1379173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company.          Yes [  ]          No [X]

State issuer’s revenues for its most recent fiscal year:    $ 136,123

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  There currently is no public market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of December 31, 2007, 26,062,995 shares of $ .001 par value common stock

Documents incorporated by reference:   None

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

PART I

Item 1.  Description of Business

Our History

In January of 2001, Richard Yanke, the President of Skylyft Media Network, Inc., invented and enhanced the SkyBanr Mini-Lift Hoist.  He retained one design artist for the contract mural work.  Mr. Yanke spent the year at his Vancouver Studios developing the business plan for (1) enhancing the basic patent; (2) arranging for cost-effective, in-house manufacturing of the SkyBanr Mini-Lift, (3) developing a marketing and distribution plan by searching for and negotiating for third-party nationally known vendors. Further, Mr. Yanke’s pro-forma financial projections showed great revenue potential from advertising on the 20’ billboards hoisted to the ceiling of shopping malls, big box stores, and anchor stores such as Costco, Best Buy, Macy’s and other similar venues.

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

Overview

The Company is organized into two operating divisions: (1) Skylyft™ Manufacturing (Manufactures the SkyBanr Mini-Lift Hoist, Trade Show displays of the Company’s proprietary products); and (2) Skylyft™  Digital Imaging (Produces all of the printing medium, e.g. billboards, banners, murals, and posters)

In the past year, a number of significant steps have been made to position the Company for future growth. These include: restructuring to operate under the most favorable tax regimes; trade marking and branding the company name and products; preparing the Key Client Marketing Programs for specific venues, and recruiting experienced and capable management personnel to ensure success.

The Company has developed one of the most significant growth opportunities in the advertising industry since the billboard by offering realistic and viable business opportunities from advertising on unused and empty spaces.

Products and Marketing

Skylyft’s 2006 Second Generation of Products

Until the second quarter of 2006, the Company focused on strategic research to enhance the newly developed digitalization of its technology and formalized the current marketing strategy for commercialization of its products, including these newly completed products:

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

Management and its national marketing firms believe that the introduction of the SkyBanr Mini-Lift System into the marketplace will revolutionize the economics of billboard ad rotation.  The SkyBanr Mini-Lift reduces labor costs associated with conventional rotation methods by eliminating the use of scaffolds or scissor lifts. The operation of the SkyBanr Mini-Lift system is very simple.  Mr. Yanke’s 5 and 7 year old children change the 10’ x 20’ billboards on the SkyBanr demonstration unit at our Burbank, California studio on a daily basis.

The SkyBanr Mini-Lift allows SkyMurl billboard-advertising placement in formerly inaccessible locations, such as high ceilings. Currently, most locations do not have billboard advertising, since it has not been economical to mount. Locations with billboard advertising typically rotate the ads every three months due to the high costs involved in changing the ads.

The SkyBanr Mini-Lift System makes it economical to place billboard advertising in more locations and to change those ads with greater frequency. Skylyft’s capabilities to place billboard advertising in more locations and change the ads more frequently allow the Company to earn more advertising revenues from certain indoor advertising locations. This advantage will allow Skylyft to offer landlords higher lease rates for their space and, in turn, secure long-term leases from the most desirable locations for Skylyft.

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

At this time, the Company has a confidentiality Agreement with Simons Property Group, the largest owner of shopping malls in the world, and is in discussions for 125 of their 180 mall properties. The Company has signed a beta test contract with General Growth Properties, the 2nd largest owner of mall properties, with over 160 malls.  The Company anticipates finalizing a Leasing contract in 2008.

In response to our recent proposal, the Company anticipates consummation of an agreement early summer with Cafaro Company, the owner of sixteen high-end malls in the northeast.  In addition, Urban Retail Properties and CBL Properties which are in the top ten of shopping center owners, SKYLYFT has approached these Companies, and are in the initial process of presenting a proposal to them. Houston, Texas based Macerich Mall group has told us they are ready to sign and implement a leasing contract for all their malls upon Skylyft successfully obtaining Advertising contracts.

Assuming the Company can sign with any one of these mall owners for 50 or more malls, our Projections for SkyBanr Mini-lift locations can be met.

The Plan

We will identify and secure the first 50-venue locations for the SkyBanr Mini-Lift systems and SKYLYFT “Point of Purchase” billboards and our Marketing Groups will use their nation-wide contacts with National Advertising Agencies and National companies with in-house advertising staff. Our Marketing Groups will approach those National Advertisers to consummate the financial terms of a 50-venue advertising campaign contract. Upon negotiation of 50% of the advertising campaign space, we will begin to negotiate and consummate the 50-venue partnership agreements. We will start a National rollout of 3 double-sided 10’ x 20’ “SKYLYFT Remote controlled Point of Purchase billboard advertising systems” in each of 50 High Ceiling Venues in the first 3 months, with at least a total of 450 billboard faces by end of Year 1 in 74 venues, and 1200 billboard faces by end of Year 3 in 200 venues. In Year 1,we will also be simultaneously preparing for a World Wide rollout as well as building an exclusive patented online internet database system in real time where our National Advertising clients as well as our Ad Agency associates, Venue Partners and in-house staff can access this database in real time for all available SKYLYFT advertising billboard space that is available and also be able to book that space online immediately. This way, all our advertisers and sales people will never double book any of the advertising space. We will use the revenues from the first 50-venue program to install SKYLYFT “Point of Purchase” billboards and advance into the second 50-venue program and continue to negotiate advertising contracts and installing SKYLYFT “Point of Purchase” billboards systems.

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

These Agencies will be responsible to our Vice President of Sales & Marketing, in the Executive Offices in Burbank, California.

Equity/Capital Resources

The Company has financed its three-year research and development from capital furnished to the Company by the President, resulting from the revenues he derived from murals designed for the homes and offices of wealthy corporations and individuals. These funds have been substantially expended and we will be dependent upon capital to continue our operations, in the short-term, from proceeds from our previous Private Placement Offering.  Thereafter, we will be dependent upon revenues from the leasing and advertising of the billboards to owners of shopping malls, theatres and other high ceiling venue facilities.  There can be no assurance that such revenues will be realized in a timely manner to permit us to continue operations, unless we can generate capital from additional borrowing until proceeds from this equity offering are realized.

Competition

Due to competition from large competitors, we may face difficulties in successfully marketing our products. Further, consumers and/ or advertisers may be unwilling to purchase our products in indoor venues and rely on traditional outdoor mediums.

 The Company believes our Proprietary SkyBanr Mini-Lift™ robotic technology and its history of the use of state-of-the-art digital Grand Format advertising printing makes the Company a market leader in competing with existing manual hoisting of advertising billboards for the unused ceiling air space through our 20-year history of developing high quality, beautiful and elegant graphics and innovative design.  Consequently, the focus is on the indoor billboard market and the ability to capture a large portion of this market by being the first to offer the SkyBanr Mini-lift system to a wide range of significant advertising companies to secure the competitive advantage. Further the second generation products and services should provide innovative and timely solutions to the current technology of billboard advertising. However, the Company cannot predict how the market will react to its introduction of the SkyBanr Mini-Lift Hoist and “Second Generation” products.

Industry and Customers

The Magnitude of Billboard/Advertising Revenues/Shopping Mall Statistics

According to research on the International Council of Shopping Centres (icsc.org), the North American billboard market is an annual $25 billion dollar industry.  Leaseable square footages of shopping centers and malls in Canada and United States are 1,546,000,000 square feet, and 6,774,303,136 square feet, respectively. There are 1,200 Super Malls in the United States, which equates to the above square footage.  In the year 2006, the number of adults shopping per month was 196.6 million, or just over 2 billion per year. In 2007, shopping centres accounted for $2.12 trillion dollars in consumer spending, representing 51% of total retail sales in the US, excluding sales by automotive dealers. Visual exposure with billboard advertising in the future will become a significant and a profitable industry.

An April 18th, 2002 article by the International Council of Shopping Centres, clearly demonstrates a remarkable recovery in the wake of the September 11 attacks. Developers and retailers are predicting the strongest year ever in the marketplace.  During February and March 2003, sales increased more than 6% over the comparable period in the previous year.

Skylyft estimates that there is a market potential for one double-sided SkyBanr Mini-lift for each 100,000 square feet of mall space. The current billboard (10' by 20') advertising rate for one side in US is $2,500 to $10,000 per month with a minimum 3-month contract, plus production costs and installation of the billboard.

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

Public Venues: Vancouver Public Library

Chain Stores: Macy’s, Nordstrom’s, Robinson May and The Bay

Theatres: AMC, Century, Edwards, Regal, United Artists, Muvico Theatres, Signature Theatres, Galaxy Cinemas, Harkins Theatres

Film Distributors: Sony, Universal, Buena Vista Pictures, Paramount, MGM and Disney

Advertising Agencies: Y 2 Marketing, RMG II, Edwards International, Entertainment Network, Rasheed & Associates, Mid -Atlantic Advertising Agency, Delta Sales Force and the Joe Starr Group

National Advertisers: Polo, Sean John, Victoria’s Secrets, RocaWear, Gap, Sunglass Hut, Zales, Frito-Lay, Microsoft, Levi Strauss & Co., Sony, Labatts, Miller, Coors, Express Group, Revlon, Pepsi, Coke

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

Our executive offices are located at 100 East Verdugo, Burbank, California 91502 Burbank, California 91502.  The monthly lease is $2,645 and is paid by the Company.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matter

Market Information

There currently is no public market for our common stock.   Private sales or transfers are permitted under the respective state and Federal securities laws, subject to compliance with exemptions set forth under the respective statutory guidelines.

Holders

As of December 31, 2007, we had about 65 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2007 with respect to 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan under which our equity securities are authorized for issuance to employees or non-employees.

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

Sales of Restricted Shares

As of December 31, 2007, we had issued and outstanding an aggregate of 26,062,995 shares of common stock.

10,806,705 shares have already been outstanding for more than six months and are, pending satisfaction of certain pre-requisites, eligible for transfer under the auspices of Rule 144.

The remaining 15,256,290 shares of our common stock, held by existing stockholders as of December 31, 2007, are restricted shares. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 of the Securities Act, which are summarized below.

Rule 144

Shares of our common stock held by affiliates will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods, under Rule 144 of the Securities Act. In general, under Rule 144, persons who have not been an affiliate of the Company at any time during the ninety (90) days preceding the sale who have beneficially owned restricted shares for at least six months are entitled to sell their shares so long as the Company is current in its filings with the SEC.  Affiliates who have beneficially owned restricted shares for at least six months are entitled to sell within any three-month period the number of shares which does not exceed the greater of  one percent (1%) of the number of shares of common stock then outstanding or, if the Company is listed on an Exchange, the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale was filed under Form 144 with the SEC. Sales by affiliates under Rule 144 are also subject to manner of sale and notice requirements and to the availability of current public information about us. Under Rule 144(b)(1)(i), a person who has not been one of our affiliates at any time during the ninety (90) days preceding a sale and who has beneficially owned the shares proposed to be sold for at least one year, may resell the shares of common stock without complying with the public information requirements of Rule 144.

Rule 701

Rule 701 provides that the shares of common stock acquired upon the exercise of currently outstanding options or other rights granted under our equity plans may be resold, by persons, other than affiliates, restricted only by the manner of sale provisions of Rule 144, and by affiliates in accordance with Rule 144, without compliance with its one-year minimum holding period.

Recent Sales of Unregistered Securities

       As of December 31, 2007, we have issued 26,062,995 unregistered securities.  We believe that all of the issuances were made in transactions exempt under Section 4(2) of the Securities Act.

During the year ended December 31, 2007, the Company sold an aggregate of 317,500 shares of common stock in consideration for $ 317,500 or $1.00 per share through a private placement to approximately 38 individuals and issued 63,000 shares of common stock for services valued at $63,000 or $1.00 per share. On October 1, 2007, the Company issued 250,000 shares of common stock in consideration for $250,000 or $1.00 per share for computer equipment, furniture and a customer list.

Item 6.  Management’s Discussion and Analysis or Plan of Operations

Plan of Operations

The Company will continue to manufacture and market the patent pending, grand format, media rotation system, the "SkyBanr Remote Controlled Mini-Lift".

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues:

The Company generated $ 136,123 for the year ended December 31, 2007, as compared to $ 92,060 for the year ended December 31, 2006. This increase is mainly due to sales.

Operating Expenses:

The Company incurred total operating expenses of $ 623,705 for the year ended December 31, 2007 as compared to $ 488,941 for the year ended December 31, 2006. The increase was primarily due to increase in expenses, wages, and cost of preparing and filing audits and documents in accordance with being a public reporting company to the SEC as of January 21, 2007.

Net income (loss):

The Company had net loss of $ (489,995) for the year ended December 31, 2007 as compared to a net loss of $ (398,863) for the year ended December 31, 2006.  The increase was primarily due to increase in expenses, wages, and cost of preparing and filing audits and documents in accordance with being a public reporting company to the SEC as of January 21, 2007.

Liquidity and Capital Resources

In the years ended December 31, 2007, we had cash and cash equivalents of $ 25,608.

Our operating activities used $ 340,589 and $ 353,840 in years ended December 31, 2007 and 2006, respectively. Changes in accounts payable and accrued expenses were 16,194 in 2007.

Cash provided from financing activities decreased to $ 317,500 in December 2007 from $ 398,281 in December 2006, primarily due to decrease of investments by shareholders.

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

Item 8A.  Controls and Procedures

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

Item 8B.  Other Information

There was no material information during the fourth quarter of 2007 not previously reported.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2007:

Name	Age	Position

Richard D. S. Yanke	46	President, CEO, Secretary, and Director
Greg Guido	47	Chief Financial Officer
Damien A. Aranche	37	Vice President Sales and Marketing
J. Michael Metcalf	68	Vice President of Finance
Tim Miner	42	Vice President Sales and Investor Relations
Gary E. Tynan	54	International Marketing Consultant
Stuart A. Moir	43	Canadian Consulting Counsel
Ralph E. Harrison II	33	Unites States Consulting Counsel
Dennis M. Absher	58	Marketing & Strategic Planning Consultant
Larry Shamhart	48	Director

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

J. Michael Metcalf, Vice President of Finance and Director,

Mr. Metcalf is a Graduate of the University of Washington with a BA in marketing.  While in College he was active in both crew and boxing. His business career spans 30 years in the financial community, both as a registered NASD principal in the general securities arena and also as CEO and founder of JMM and Associates that was formed to raise capital for emerging companies.  He arranged funding for a Telecom company in Mexico, a computer hardware firm in France, mortgage companies here in the United States as well as a telecom delivery company here in the U.S.

Tim Miner, Vice President Sales & Investor Relations,

Mr. Miner is a 20-year veteran of Sales and Marketing whose experience has included the execution of multi million dollar state and government contracts in the security and telecommunications industries. This plus extensive contacts in business as well as investment communities combine to provide a valuable component of the team.

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

Stuart A. Moir, Canadian Counsel

Mr. Moir is the Canadian consulting Counsel. He has a Bachelor of Arts from Queen's University in Kingston (Honors in Economics) and a Bachelor of Law, LLB, from the University of British Columbia. Mr. Moir has been a business lawyer in Vancouver for the past 15 years and has operated a leasing company for the last 12 years.

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

The Company became a “reporting company” during the first quarter of 2007. Thus, we believe that, for the fiscal year ended December 31, 2006, the Section 16(a) filing requirements were not applicable to our officers, directors and 10% Shareholders .

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2007, other than our Chief Executive Officer (collectively, the “Named Executed Officers”).  No compensation was awarded to, earned by or paid to Named Executive Officers in 2006.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LTIP Payouts ($)
		Salary ($)	Bonus ($)	Other ($)
Richard Yanke - CEO Greg Guido - CFO Richard Yanke - CEO Richard Yanke - CEO Richard Yanke - CEO	2007 2007 2006 2005 2004	186,345 - 173,344 161,250 -	- - -	$ - -	- 40,000 -	- -	- - -	$ - -

______________________________________________________________________________________________

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2007 to each of the Named Executive Officers:

Name	Number of Securities Underlying Options / SARS Granted (#)	Percent of Total Options / SARS Granted to Employees in the Fiscal Year	Exercise or Base Price ($/share)	Market Price of the Underlying Security on the Date of Grant ($)	Date of Grant	Expiration Date
N/A		%	$	$
N/A		%	$	$

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2007 by each of the Named Executive Officers and the year end value of unexercised options:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARS at December 31, 2007 (#) Exercisable / Unexercisable	Value of Unexercised in-the-Money Options / SARS at December 31, 2007 ($) Exercisable / Unexercisable
N/A		$		$
N/A		$		$

Compensation of Directors

For the fiscal year ended December 31, 2007, we paid 9,000 shares of common stock compensation to our directors for their services on our board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2007.

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

The following table sets forth information with respect to our 2003 Non-Employee Director Stock Option Plan as of December 31, 2007.

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

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2007 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners
Richard Yanke	Common stock	13,500,000	51.8%

Directors
Larry Shamhart	Common stock	11,000.004%

Named Executive Officers
Richard Yanke	Common stock	13,500,000	51.8%
Tim Miner	Common stock	10,000.004%
Greg Guido	Common stock	40,000.015%

 ____________________________________________________________________________

 As of December 31, 2007  26,062,095 shares of $ .001 par value common stock

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

Also on October 1, 2007, the Company issued 250,000 shares of common stock or $1.00 per share for asset purchase from WebMart for the acquisition of computer equipment, furniture and a customer list of the company NetStar-USA, Corp. at a value of $250,000.

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

Audit Fees

The fees to Drakeford & Drakeford, LLC. for the audit of our annual statements and review of the quarterly reports for fiscal year ended December 31, 2007 are estimated at $ 15,000 .  The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2007 totaled $42,000 .

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

SKYLYFT MEDIA NETWORK, INC.

Date August 31, 2006

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

/s/ Greg Guido

Greg Guido, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

       Financial Statements

Report of Independent Registered Public Accounting Firm                                                 F-2

        Balance Sheet as of  December 31, 2007                                                                             F-3

Statements of Operations for the years ended December 31, 2007

and  2006,  and December 18, 2003 (inception) to December 31, 2007                          F-4

Statements of Stockholders’ Equity  for the period December 18, 2003

            (inception) to December 31, 2007 and for the years  ended

            December 31, 2007 and 2006                                                                                          F-5

Statements of Cash Flows for the years ended December 31, 2007

            and 2006, and December 18, 2003 (inception) to December 31, 2007                            F-6

        Notes to Financial Statements                                                                                  F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SKYLYFT Media Network,Inc.

We have audited the balance sheet of SKYLYFT Media Network,Inc. (a development stage company) as of December 31,2007, and the related statements of operations, changes in stockholders’ equity, and  cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKYLYFT Media Network,Inc.,as of December 31, 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period December 18, 2003 (inception) to December 31, 2007, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC

Los Angeles, CA

March 29, 2008

    SKYLYFT MEDIA NETWORK, INC.

                       ( A Development Stage Company)

                        BALANCE SHEET

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 25,608
Inventory	12,829
Prepaid expenses	8,950
Notes receivable	133,000

Total current assets	180,387

PROPERTY AND EQUIPMENT, net	875,424

OTHER ASSETS
Intangibles-customer list	52,000
Patents and intellect cost, net	452,680

Total other assets	504,680

TOTAL ASSETS	$ 1,560,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 18,798

Total current liabilities	18,798

LONG-TERM LIABILITIES
Note payable-bank	15,160
Loan payable-shareholder	470,423

Total long-term liabilities	485,583

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value
each. At December 31, 2007, there are no shares outstanding	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At December 31, 2007, there are 26,062,995 shares
outstanding	26,063
Additional paid in capital	2,560,432
Deficit accumulated during the development stage	(1,530,385)

Total stockholders’ equity	1,056,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,560,491

The accompanying notes are an integral part of these statements.

      SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF OPERATIONS

December 18,
For the years ended	2003, (inception)
December 31, 2007 December 31, 2006	to December 31,
2007

Revenue	$ 136,123	$ 92,060	$ 228,183

Operating Expenses
Selling, general and administrative	461,589	330,629	1,118,523
Research and development	0	0	10,000
Depreciation and amortization	162,116	158,312	625,650

Total operating expenses	623,705	488,941	1,754,173

Net loss from operations	(487,582)	(396,881)	(1,525,990)

Other expenses-interest	2,413	1,982	4,395

Net loss	$ (489,995)	$ (398,863)	$ (1,530,385)

Basic and diluted loss per common share	$ (.02)	$ (.02)	$ (.06)

Weighted average shares outstanding	25,616,870	25,229,935	25,054,806

The accompanying notes are an integral part of these statements

      SKYLYFT MEDIA NETWORK, INC.

                                                                                                       ( A Development Stage Company)

                                                              STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit Accumulated
Common stock	Additional	During Development
Shares Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003	________	______	_________	(17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006	________	_______	__________	(398,863)	_(398,863)_

Balance at December 31, 2006	25,432,495	25,432	1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007	________	_______	__________	(489,995)	_(489,995)_

Balance at December 31, 2007	26,062,995	$ 26,063	$ 2,560,432	$ (1,530,385)	$ 1,056,110

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

		December 18,
		2003, (inception)
For the year ended	For the year ended	to December 31,
December 31, 2007	December 31, 2006	2007

OPERATING ACTIVITIES
Net loss	$ (489,995)	$ (398,863)	$ (1,530,385)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	162,116	158,312	625,650
Issuance of common stock for consulting
services	63,000	22,000	95,000
Changes in operating assets and liabilities:
Inventory	0	(8,000)	(12,829)
Prepaid expenses	(3,750)	0	(8,950)
Notes receivable	(69,000)	(64,000)	(133,000)
Accounts payable and accrued expenses	16,194	(5,393)	18,798
Loans payable	(19,109)	(57,896)	470,423

Cash used by operating activities	(340,544)	(353,840)	(475,293)

INVESTING ACTIVITIES
Capital expenditures	(192)	(10,000)	(523,964)

Cash used by investing activities	(192)	(10,000)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	15,160	15,160
Issuance of common stock for cash	317,500	383,121	1,009,705

Cash provided by financing activities	317,500	398,281	1,024,865

NET INCREASE (DECREASE) IN CASH	(23,236)	34,441	25,608

CASH BALANCE BEGINNING OF PERIOD	48,844	14,403	0

CASH BALANCE END OF PERIOD	$ 25,608	$ 48,844	$ 25,608

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for asset purchase	$ 250,000	$ 0	$ 1,468,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES

1.

Nature of Operations/ Basis of Presentation

Nature of Operations

SKYLYFT Media Network, Inc. (the “Company”), was incorporated in December 2003 in the state of Delaware and conducts operations in California.  The Company manufactures a patent pending, grand format, media rotation system, called the “SkyBanr Remote Controlled Mini-Lift.” The SkyBanr Mini-Lift system creates advertising revenues from unused ceiling space capacity in retail malls, airports, convention centers, movie theatres, sporting arenas and other public venues with high-ceiling areas. In October 2007, the Company also provided online internet services to a small base of retail customers.

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

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of  December 31, 2007.

3.

Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of December 31, 2007, the Company had no cash equivalents.

4.   Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

4.   Property and Equipment (continued)

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures                         5- 10 years

                              Computer equipment                          3- 5 years

                              Computer software                             2- 7 years

Intangible Asset:

Patents and intellect costs are amortized over a straight-line method for forty years, the legal life of the patent. (See Note-F) The customer list will be annually tested for impairment.

      There was no impairment recorded for the year 2007 on the customer list. (See Note-G)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

As of December 31, 2007, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. Subsequent to the date of the balance sheet, $ 68,000 of the notes were paid in full.

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

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 595 and $ 523 for the years  ended December 31, 2007 and 2006.

8.

Recently Enacted Accounting Standards

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

December 31, 2007

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,546,152 for the period December 18, 2003 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

  NOTE D - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. There were no timing differences between the financial reporting and the tax basis of the Company’s assets and liabilities as of December 31, 2007.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE E – LONG-TERM DEBT

            On March 24, 2006 the Company entered into a revolving line of credit  with Bank of America, N.A. in the principal amount of $15,160  with interest only payments at an annual rate of 14%. The credit line expires March 23, 2009.

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 470,423 as of December 31, 2007. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

There are no employment contracts as of December 31, 2007.

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

During the year ended December 31, 2007, the Company sold an aggregate of 317,500 shares of common stock in consideration for $317,500 or $1.00 per share through a private placement to approximately 38 individuals and also issued 63,000 shares of common stock for services valued at $63,000 or $1.00 per share. On October 1, 2007, the Company issued 250,000 shares of common stock in consideration for $250,000 or $1.00 per share for computer equipment, furniture and a customer list.

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

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