Form 10-Q
period 2008-03-31
SKYLYFT Media Group, Inc.
filed 2008-05-15
CIK 1379173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

                                          (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008, 26,096,995 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Balance Sheets	3
Statements of Operations	4
Statements of Stockholder's Equity	5
Statement of Cash Flow	6
Notes to the Financial Statements	7-12

INDEX TO FINANCIAL STATEMENTS

Page

       Financial Statements

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007

F-2

Statements of Operations for the three months ended March 31, 2008 and 2007,  and December 18, 2003 (inception) to March 31, 2008

(unaudited)                                                                                                                      F-3

Statement of Stockholders’ Equity for the period December 18, 2003

            (inception) to March 31, 2008 (unaudited)                                                                       F-4

Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and December 18, 2003 (inception) to March 31, 2008

            (unaudited)                                                                                                                      F-5

Notes to Financial Statements

F-6 - F-11

    SKYLYFT MEDIA NETWORK, INC.

                       ( A Development Stage Company)

                        BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	UNAUDITED

CURRENT ASSETS
Cash and cash equivalents	$ 84,958	$ 25,608
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	35,000	133,000

Total current assets	141,737	180,387

PROPERTY AND EQUIPMENT, net	838,292	875,424

OTHER ASSETS
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	446,430	452,680

Total other assets	498,430	504,680

TOTAL ASSETS	$ 1,478,459	$ 1,560,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 24,601	$ 18,798

Total current liabilities	24,601	18,798

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	470,460	470,423

Total long-term liabilities	485,620	485,583

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At March 31, 2008 and December 31, 2007, there are no
shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At March 31, 2008 and December 31, 2007, there are
26,096,995 and 26,062,995 shares outstanding, respectively	26,097	26,063
Additional paid in capital	2,594,398	2,560,432
Deficit accumulated during the development stage	(1,652,257)	(1,530,385)

Total stockholders’ equity	968,238	1,056,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,478,459	$ 1,560,491

The accompanying notes are an integral part of these statements.

      SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

 STATEMENTS OF OPERATIONS

UNAUDITED

December 18,
For the three months ended	2003, (inception)
March 31, 2008 March 31, 2007	to December 31,
2008

Revenue	$ 8,510	$ 117,665	$ 236,693

Operating Expenses
Selling, general and administrative	85,403	189,212	1,203,926
Research and development	1,040	0	11,040
Depreciation and amortization	43,382	39,578	669,032

Total operating expenses	129,825	228,790	1,883,998

Net loss from operations	(121,315)	(111,125)	(1,647,305)

Other expenses-interest	557	551	4,952

Net loss	$ (121,872)	$ (111,676)	$ (1,652,257)

Basic and diluted loss per common share	$ (.00)	$ (.00)	$ (.07)

Weighted average shares outstanding	26,079,995	25,434,995	25,071,806

The accompanying notes are an integral part of these statements

      SKYLYFT MEDIA NETWORK, INC.

                                                                                                       (A Development Stage Company)

                                                              STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit Accumulated
Common stock	Additional	During Development
Shares Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003	________	______	_________	(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004	________	_______	__________	(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005	________	_______	___________	(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006	________	_______	__________	(398,863)	_(398,863)_
Balance at December 31, 2006	25,432,495	25,432	1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007	________	_______	__________	(489,995)	_(489,995)_
Balance at December 31, 2007	26,062,995	26,063	2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	34,000	34	33,966		34,000
Net loss for the three months ended
March 31, 2008	________	________	________	(121,872)	(121,872)

Balance at March 31, 2008 (Unaudited)	26,096,995	$ 26,097	$ 2,594,398	$ (1,652,257)	$ 968,238

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

UNAUDITED

		December 18,
For the three	For the three	2003, (inception)
months ended	months ended	to December 31,
March 31, 2008	March 31, 2007	2008

OPERATING ACTIVITIES
Net loss	$ (121,872)	$ (111,676)	$ (1,652,257)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	43,382	39,578	669,032
Issuance of common stock for consulting
services	0	0	95,000
Changes in operating assets and liabilities:
Inventory	0	0	(12,829)
Prepaid expenses	0	0	(8,950)
Notes receivable	98,000	64,000	(35,000)
Accounts payable and accrued expenses	5,803	(1,340)	24,601
Loans payable	37	(27,955)	470,460

Cash provided (used) by operating activities	25,350	(37,393)	(449,943)

INVESTING ACTIVITIES
Capital expenditures	0	(192)	(523,964)

Cash used by investing activities	0	(192)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	0	15,160
Issuance of common stock for cash	34,000	5,000	1,043,705

Cash provided by financing activities	34,000	5,000	1,058,865

NET INCREASE (DECREASE) IN CASH	59,350	(32,585)	84,958

CASH BALANCE BEGINNING OF PERIOD	25,608	48,844	0

CASH BALANCE END OF PERIOD	$ 84,958	$ 16,259	$ 84,958

Supplemental Disclosures of Cash Flow Information:
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,468,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES

1.

Nature of Operations/ Basis of Presentation

Nature of Operations:

SKYLYFT Media Network, Inc. (the “Company”), was incorporated in December 2003 in the state of Delaware and conducts operations in California.  The Company manufactures a patent pending, grand format, media rotation system, called the “SkyBanr Remote Controlled Mini-Lift.” The SkyBanr Mini-Lift system creates advertising revenues from unused ceiling space capacity in retail malls, airports, convention centers, movie theatres, sporting arenas and other public venues with high-ceiling areas. In October 2007, the Company also started to provided online internet services to a small base of retail customers.

Basis of Presentation and Accounting Estimates:

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

2.   Inventories

      Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of  March 31, 2008 and December 31, 2007.

3.

Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

5. Notes Receivable

As of December 31, 2007, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. As of March 31, 2008, $ 98,000 of the notes were paid in full leaving an outstanding balance of $34,000.

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

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                    POLICIES (continued)

7.

Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 6,500 and $ 0 for the three months ended March 31, 2008 and 2007.

8.

Recently Enacted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our  financial statements of FAS 157, which  became effective for us on January 1, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the provisions of SFAS No. 161 to have a material impact on the financial statements.

9.

Research and Development

      Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003  for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the three months ended March 31, 2008, an aggregate of $1,040 was expensed.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

10.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the  financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates their estimates.  Actual results could differ from those estimates.

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,652,257 for the period December 18, 2003 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SKYLYFT MEDIA NETWORK, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

NOTE F – RELATED PARTY TRANSACTIONS

The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for  asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 470,460 as of March 31, 2008. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

There are no employment contracts as of March 31, 2008.

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

                                                                                        SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE G – COMMON STOCK ISSUANCES (continued)

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

During the three months ended March 31, 2008, the Company sold an aggregate of 34,000 shares of common stock in consideration of $34,000 or $1.00 per share to eight individuals.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's financial statements and the related notes thereto, which are included elsewhere in this document.

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

Overview

SKYLYFT Media Network, Inc. (the “Company”), was incorporated in December 2003 in the state of Delaware and conducts operations in California.  The Company manufactures a patent pending, grand format, media rotation system, called the “SkyBanr Remote Controlled Mini-Lift.” The SkyBanr Mini-Lift system creates advertising revenues from unused ceiling space capacity in retail malls, airports, convention centers, movie theatres, sporting arenas and other public venues with high-ceiling areas. As of October 2007, the company also provides online internet services to a small base of retail customers.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues:

Total revenues were $ 8,510 and $ 117,665 for the three months ended March 31, 2008, and 2007, respectively. Decrease in sales is due primarily to a focus on preparing a private placement memorandum and the 15c(2)-11 due diligence documents for the market makers so the company will be able to start trading in the market in accordance with being a fully public trading company to the United States Security and Exchange Commission.

General and Administrative:

Total general and administrative expenses were $ 85,403 and $ 189,212 for the three months ended March 31, 2008, and 2007, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the Three months ended March 31, 2008 was $ (121,872), compared to a net loss of $ (111,676) for the same period in 2007, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the cost of sales.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 84,958 and $ 25,608 as of March 31, 2008 and 2007, respectively.

The Company's operating activities used $ 25,350 and $ 37,393 in the three months ended March 31, 2008 and 2007, respectively.  The difference is mainly attributable to cost of Sales.

Cash used by financing activities was $ 34,000 and $ 5,000 for the three months ended March 31, 2008 and 2007.  This increase is primarily attributed to the mandatory reporting requirements that apply to full-time reporting companies.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note A of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Stock-Based Compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Off-Balance Sheet Arrangements

As of March 31, 2008 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of March 31, 2008, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, the Company sold an aggregate of 34,000 shares of common stock in consideration for $34,000 or $1.00 per share through a private placement to eight individuals.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2008.

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

(b)  Reports on Form 8-K

                    None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

Date: May 14, 2008

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 14, 2008

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 14, 2008

/s/ Gregory F. Guido

Gregory F. Guido

Chief Financial Officer

Exhibit 32.1.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Skylyft Media Group, Inc.. (the “Company”) for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Richard Yanke, Chief Executive Officer and Gregory F. Guido, Chief Financial Officer of Skylyft Media Group, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 14, 2008

 /s/ Richard Yanke

                                      Richard Yanke

                                      Chief Executive Officer

/s/ Gregory F. Guido

                                      Gregory F. Guido

                                      Chief Financial Officer