Form 10-Q
period 2008-06-30
SKYLYFT Media Group, Inc.
filed 2008-08-13
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X] State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, 26,254,205 shares of common stock

Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-2

Statements of Operations for the six months ended June 30, 2008 and 2007, and December 18, 2003 (inception) to June 30, 2008
(unaudited)	F-3

Statements of Operations for the three months ended June 30, 2008
and 2007 (unaudited)	F-4

Statement of Stockholders’ Equity for the period December 18, 2003
(inception) to June 30, 2008 (unaudited)	F-5

Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and December 18, 2003 (inception) to June 30, 2008
(unaudited)	F-6

Notes to Financial Statements	F-7 -- F	-12

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30, 2008	December 31, 2007

ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$126,718	$25,608
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	35,000	133,000

Total current assets	183,497	180,387

PROPERTY AND EQUIPMENT, net	798,035	875,424

OTHER ASSETS
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	443,305	452,680

Total other assets	495,305	504,680

TOTAL ASSETS	$ 1,476,837	$ 1,560,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 40,345	$ 18,798

Total current liabilities	40,345	18,798

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	467,005	470,423

Total long-term liabilities	482,165	485,583

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At June 30, 2007 and December 31, 2006,
there are no shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At June 30, 2008 and December 31, 2007, there are
26,254,205 and 26,062,995 shares outstanding	26,254	26,063
Additional paid in capital	2,751,451	2,560,432
Deficit accumulated during the development stage	(1,823,378)	(1,530,385)

Total stockholders’ equity	954,327	1,056,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,476,837	$ 1,560,491

The accompanying notes are an integral part of these statements.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			December 18,
	For the six months ended		2003 , (inception)
	June 30, 2008	June 30, 2007	to June 30,
			2008

Revenue	$17,128	$125,629	$245,311

Operating Expenses
Selling, general and administrative	221,296	280,002	1,339,819
Research and development	1,040	0	11,040
Depreciation and amortization	86,764	79,156	712,414
Total operating expenses	309,100	359,158	2,063,273
Net loss from operations	(291,972)	(233,529)	(1,817,962)
Other expenses-interest	1,021	1,115	5,416
Net loss	$(292,993)	$(234,644)	$(1,823,378)

Basic and diluted loss per common share	$(.01)	$(.01)	$(.07)
Weighted average shares outstanding	26,114,697	25,478,745	25,276,376

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30, 2008	June 30, 2007

Revenue	$8,618	$7,964
Operating Expenses
Selling, general and administrative	135,893	90,790
Research and development	0	0
Depreciation and amortization	43,382	39,578

Total operating expenses	179,275	130,368

Net loss from operations	(170,657)	(122,404)

Other expenses-interest	464	564

Net loss	$(171,121)	$(122,968)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	26,149,398	25,481,245

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit
				Accumulated
	Common stock		Additional	During
				Development
	Shares	Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$13,500	$0	$0	$13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003				(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004				(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005				(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006				(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	$25,432	$1,930,563	$(1,040,390)	$915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007				(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063	2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	191,210	191	191,019		191,210
Net loss for the six months ended June 30, 2008				(292,993)	(292,993)
Balance at June 30, 2008 (Unaudited)	26,254,205	$26,254	$2,751,451	$(1,823,378)	$954,327

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 18,
	For the six	For the six	2003 , (inception)
	months ended	months ended	to June 30,
	June 30, 2008	June 30, 2007	2008

OPERATING ACTIVITIES
Net loss	$(292,993)	$(234,644)	$(1,823,378)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	86,764	79,156	712,414
Issuance of common stock for consulting
services	0	0	95,000
Changes in operating assets and liabilities:
Inventory	0	0	(12,829)
Prepaid expenses	0	(3,750)	(8,950)
Notes receivable	98,000	54,000	(35,000)
Accounts payable and accrued expenses	21,547	8,396	40,345
Loans payable	(3,418)	(35,847)	467,005

Cash used by operating activities	(90,100)	(132,689)	(565,393)

INVESTING ACTIVITIES
Capital expenditures	0	(192)	(523,964)

Cash used by investing activities	0	(192)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	0	15,160
Issuance of common stock for cash	191,210	92,500	1,200,915

Cash provided by financing activities	191,210	92,500	1,216,075

NET INCREASE (DECREASE) IN CASH	101,110	(40,381)	126,718

CASH BALANCE BEGINNING OF PERIOD	25,608	48,844	0

CASH BALANCE END OF PERIOD	$126,718	$8,463	$126,718

Supplemental Disclosures of Cash Flow
Information:
Interest	$1,021	$1,115	$5,416
Issuance of common stock for asset purchase	$0	$0	$1,218,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Basis of Presentation and Accounting Estimates

     The accompanying interim unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the six months ended June 30, 2008 and 2007, and December 18, 2003 (inception) to June 30, 2008 and cash flows for the six months ended June 30, 2008 and 2007 and December 18, 2003 (inception) to June 30, 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

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

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of June 30, 2008 and December 31, 2007.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

4. Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5- 10 years
Computer equipment	3- 5 years
Computer software	2- 7 years

Intangible Asset:

     Patents and intellect costs are amortized over a straight-line method for forty years, the legal life of the patent (See Note-F). The customer list will be annually tested for impairment. There was no impairment recorded for the year 2007 on the customer list (See Note-G). Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

     As of December 31, 2007, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. As of June 30, 2008, $ 98,000 of the notes were paid in full leaving an outstanding balance of $35,000.

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

June 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 14,648 and $ 595 for the six months ended June 30, 2008 and 2007.

8. Recently Enacted Accounting Standards

     In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

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

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

9. Research and Development

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the six months ended June 30, 2008, an aggregate of $1,040 was expensed.

NOTE B—GOING CONCERN

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,823,378 for the period December 18, 2003 (inception) to June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2008

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

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 467,005 as of June 30, 2008. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year. There are no employment contracts as of June 30, 2008.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

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

     During the six months ended June 30, 2008, the Company sold an aggregate of 191,210 shares of common stock in consideration for $ 191,210 or $1.00 per share through a private placement to several individuals.

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

Results of Operations

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues:

Total revenues were $ 17,128 and $ 125,629 for the six months ended June 30, 2008, and 2007, respectively. Decrease in sales is due primarily to a focus on preparing a Private placement memorandum and the 211 due diligence documents for the market makers so the company will be able to start trading in the market in accordance with being a fully public trading company to the SEC.

General and Administrative:

Total general and administrative expenses were $ 221,296 and $ 280,002 for the six months ended June 30, 2008, and 2007, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the six months ended June 30, 2008 was $ (292,993), compared to a net loss of $ (234,644) for the same period in 2007, which is equivalent to ($0.01) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the low volume of sales.

Liquidity and Capital Resources

The Company had cash in the amount of $ 126,718 and $ 25,608 as of June 30, 2008 and December 31, 2007, respectively.

The Company's operating activities used $ 90,100 and $ 132,689 in the six months ended June 30, 2008 and 2007, respectively. The difference is mainly attributable to the low volume of Sales.

Cash provided by financing activities was $ 191,210 and $92,500 for the six months ended June 30, 2008 and 2007. The increase is from the additional issuance of common stock for cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2008 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2008, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether: This quarterly report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q, and the financial statements, and other financial information included in this quarterly report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company sold an aggregate of 191,210 shares of common stock in consideration for $191,210 or $1.00 per share through a private placement to several individuals.

Item 3. Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the second quarter of 2008.

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

(b) Reports on Form 8-K

During the second fiscal quarter of 2008, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke
Richard Yanke, Chief Executive Officer

Date: August 04, 2008