Form 10KSB/A
period 2007-12-31
SKYLYFT Media Group, Inc.
filed 2008-09-04
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

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

This amendment to the Company’s 10-KSB, originally filed on April 11, 2008, is being submitted in response to comments from the SEC requesting specific disclosures pertaining to the evaluation of the management’s internal control over financial reporting. Please see Item 9A.

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

Our research on digital technology, as it related to the SkyBanr Mini-Lift Hoist System, enhanced and developed into its present configuration, has now been successfully “Beta-Tested” over two years with the Edwards Movie Theatres in California, Oregon and Texas. The results showed a significant increase in the previous economies of scale, a higher degree of creativity by the artist/operator, a reduction in the time required for any targeted performance (in our case, reducing our artistic staff from 50 to 5 highly skilled technicians), and more economically efficient operations of the equipment. For example, we discovered that when our operator was overseeing and monitoring the printing machine, the same operator simultaneously, commence working on the next, upcoming-on-line product. This method provides higher quality in intensity, color, photo-quality and third-dimensional depth, in the finished products.

As a result, we were able to amend our Business Plan from a “Niche” market to a substantially more diverse, heterogeneous and broadened international market.

Nature and Functionability of the SkyBanr SkyLyft System

The SkyBanr Mini-Lift System is a remote controlled hoist that mounts to virtually any ceiling, and has 2 vertical cables are attached to a mounting bar. The bar is lowered out of the bottom of the unit (similar to a trapeze) by use of a hand-held infrared remote control (looks like a TV remote). Attached to that bar is a specially laminated 2”x 1”x 20’ horizontal square tube aluminum bar. When the bar is lowered to the ground, a “point of purchase” Digitally printed 10’ x 20’ fabric Billboard (the advertising space), is attached to the aluminum bar. The 20’ aluminum bar, with the fabric billboard attached, is raised, via the hand-held remote control unit, to the desired height.

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

The SkyBanr Mini-Lift System makes it economical to place billboard advertising in more locations and to change those with greater frequency. Skylyft’s capabilities to place billboard advertising in more locations and change the ads more frequently allow the Company to earn more advertising revenues from certain indoor advertising locations. This advantage will allow Skylyft to offer landlords higher lease rates for their space and, in turn, secure long-term leases from the most desirable locations for Skylyft.

State-of-the-Art Printing

Grand Format Printing means any print over 60”. The Vutek/UltraVu™ machine is a “state of the art” printer that prints at widths of up to 196 inches (16.3 feet). It has the capability to:

Print durable and vivid graphics on a wide variety of materials including vinyl, pressure sensitive paper, mesh and textiles.

Print up to 16.3 feet (5 meters) in width.

Print up to 330 dpi resolution producing images that are sharp, crisp and consistent.

Print up to 2100 square feet (195 square meters) per hour.

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

Number of Securities
	Number of Securities to be	Weighted Average Exercise	Remaining Available for
	Issued Upon Exercise of	Price of Outstanding	Future Issuance Under Equity
	Outstanding Options,	Options, Warrants and	Compensation Plans
	Warrants and Rights	Rights	(Excluding Securities
Plan Category	(a)	(b)	Reflected in Column (a))
Equity compensation plans approved by
security holders	2,000,000	N/A	900,000
Equity compensation plans not
approved by security holders	N/A	N/A	N/A
Total	2,000,000	N/A	900,000

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

10,309,084 shares have already been outstanding for more than six months and are, pending satisfaction of certain prerequisites, eligible for transfer under the auspices of Rule 144.

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

PART III

Item 9A.
INTERNAL CONTROL OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures

SKYLYFT MEDIA NETWORK INC's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

SKYLYFT MEDIA NETWORK INC's management, under the direction of the Chief Executive Office and Chief Financial Officer, assessed the effectiveness of SKYLYFT MEDIA NETWORK INC's internal controls over financial reporting as of September 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of September 2, 2008, to support a conclusion that SKYLYFT MEDIA NETWORK INC's internal controls over financial reporting are effective.

Changes in Internal controls over Financial Reporting

There were no changes in SKYLYFT MEDIA NETWORK INC's internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, SKYLYFT MEDIA NETWORK INC's internal control over financial reporting.

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

The following is a brief description of the business experience during the past five years of each of the above-named persons:

(a) Directors and Executive Officers

Richard D.S. Yanke, Founder, President, Chief Executive Officer, and Director
Mr. Yanke is the Founder, President, C.E.O, Director, and the Inventor of the SkyBanr Mini-Lift system with 26 years of experience in the industry. He is a 4th generation decorative and advertising artist and interior designer with an Inter-

Provincial Certificate from the Saskatchewan Technical Institute. Mr. Yanke has also been awarded the instructors award in the subject. He has worked closely with high profile clients such as Disney, NBC Studios and Sony in designing and producing projects. Mr. Yanke is also the founder of Image 79 Studios, a company found in 1979 that has provided grand format printing services in Canada and the United States for the last 7 years. Image 79 Studios was among the first companies in North America to offer grand format digital printing. Prior to the advent of grand format digital imaging, Image 79 Studios offered traditional grand format imaging services and employed up to 50 artisans. In April of 2002, 2003, 2004, and 2005, President Bush appointed Mr. Yanke to the National Business Advisory Counsel for Small and Medium Business and Honorary Chairman to represent California, and received the National Leadership Award and Gold Medal. Mr.Yanke also received the Businessman of the Year award in 2005.

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

					Long Term Compensation
					Awards		Payouts
		Annual Compensation				Securities
					Restricted	Underlying		All Other
					Stock	Options /	LTIP	Compen-
Name and Principal		Salary	Bonus	Other	Awards	SARS	Payouts	sation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Richard Yanke - CEO	2007	186,345	-		$-		-	$
Greg Guido - CFO	2007	-	-	-	40,000	-	-	-
Richard Yanke - CEO	2006	173,344	-	-	-	-	-	-
Richard Yanke - CEO	2005	161,250
Richard Yanke - CEO	2004	-

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2007 to each of the Named Executive Officers:

Number of
	Securities	Percent of Total		Market Price of
	Underlying	Options / SARS	Exercise	the Underlying
	Options /	Granted to	or Base	Security on the
	SARS Granted	Employees in	Price	Date of Grant
Name	(#)	the Fiscal Year	($/share)	($)	Date of Grant	Expiration Date
N/A		%	$	$
N/A		%	$	$

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2007 by each of the Named Executive Officers and the year end value of unexercised options:

Number of Securities
			Underlying Unexercised Options	Value of Unexercised in-the-
			/ SARS at	Money Options / SARS at
	Shares Acquired		December 31, 2007	December 31, 2007
	on Exercise	Value Realized	(#)	($)
Name	(#)	($)	Exercisable / Unexercisable	Exercisable / Unexercisable
N/A		$		$
N/A		$		$

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

Number of Securities Remaining
	Number of Securities to be	Weighted-Average Exercise	Available for Future Issuance Under
	Issued Upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans	2,000,000	N/A	900,000
approved by security holders
Equity compensation plans not	N/A	N/A	N/A
approved by security holders
Total	2,000,000	N/A	900,000

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

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2007 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

		Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	Class
5% Beneficial Owners
Richard Yanke	Common stock	13,500,000	51.8%

Directors
Larry Shamhart	Common stock	11,000.004%

Named Executive Officers
Richard Yanke	Common stock	13,500,000	51.8%
Tim Miner	Common stock	10,000.004%

Greg Guido	Common stock	40,000.015%

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

SKYLYFT MEDIA NETWORK, INC.

/s/ Richard Yanke
Richard Yanke, Chief Executive Officer

/s/ Greg Guido
Greg Guido, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

	Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F	-2

Balance Sheet as of December 31, 2007	F	-3

Statements of Operations for the years ended December 31, 2007
and 2006, and December 18, 2003 (inception) to December 31, 2007	F	-4

Statements of Stockholders’ Equity for the period December 18, 2003
(inception) to December 31, 2007 and for the years ended
December 31, 2007 and 2006	F	-5

Statements of Cash Flows for the years ended December 31, 2007
and 2006, and December 18, 2003 (inception) to December 31, 2007	F	-6

Notes to Financial Statements	F	-7 - F-12

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

/s/ Drakeford & Drakeford, LLC
Drakeford & Drakeford, LLC
Los Angeles, CA

March 29, 2008

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)
BALANCE SHEET

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,608
Inventory	12,829
Prepaid expenses	8,950
Notes receivable	133,000

Total current assets	180,387

PROPERTY AND EQUIPMENT, net	875,424

OTHER ASSETS
Intangibles-customer list	52,000
Patents and intellect cost, net	452,680

Total other assets	504,680

TOTAL ASSETS	$1,560,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,798

Total current liabilities	18,798

LONG-TERM LIABILITIES
Note payable-bank	15,160
Loan payable-shareholder	470,423

Total long-term liabilities	485,583

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value
each. At December 31, 2007, there are no shares outstanding	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At December 31, 2007, there are 26,062,995 shares
outstanding	26,063
Additional paid in capital	2,560,432
Deficit accumulated during the development stage	(1,530,385)

Total stockholders’ equity	1,056,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560,491

The accompanying notes are an integral part of these statements.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)
STATEMENTS OF OPERATIONS

			December 18, 2003, (inception)
	For the years ended		to December 31,
	December 31, 2007	December 31, 2006	2007

Revenue	$136,123	$92,060	$228,183
Operating Expenses
Selling, general and administrative	461,589	330,629	1,118,523
Research and development	0	0	10,000
Depreciation and amortization	162,116	158,312	625,650

Total operating expenses	623,705	488,941	1,754,173

Net loss from operations	(487,582)	(396,881)	(1,525,990)

Other expenses-interest	2,413	1,982	4,395

Net loss	$(489,995)	$(398,863)	$(1,530,385)

Basic and diluted loss per common share	$(.02)	$(.02)	$(.06)

Weighted average shares outstanding	25,616,870	25,229,935	25,054,806

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
	Common stock		Additional	During
				Development
	Shares	Amount	Paid in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$13,500	$0	$0	$13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003				(17,269)	(17,269)

Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004				(305,554)	(305,554)

Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005				(318,704)	(318,704)

Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006				(398,863)	(398,863)

Balance at December 31, 2006	25,432,495	25,432	1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007				(489,995)	(489,995)

Balance at December 31, 2007	26,062,995	$26,063	$2,560,432	$(1,530,385)	$1,056,110

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENTS OF CASH FLOWS

			December 18,
			2003, (inception)
	For the year ended	For the year ended	to December 31,
	December 31, 2007	December 31, 2006	2007

OPERATING ACTIVITIES
Net loss	$(489,995)	$(398,863)	$(1,530,385)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	162,116	158,312	625,650
Issuance of common stock for consulting
services	63,000	22,000	95,000
Changes in operating assets and liabilities:
Inventory	0	(8,000)	(12,829)
Prepaid expenses	(3,750)	0	(8,950)
Notes receivable	(69,000)	(64,000)	(133,000)
Accounts payable and accrued expenses	16,194	(5,393)	18,798
Loans payable	(19,109)	(57,896)	470,423

Cash used by operating activities	(340,544)	(353,840)	(475,293)

INVESTING ACTIVITIES
Capital expenditures	(192)	(10,000)	(523,964)

Cash used by investing activities	(192)	(10,000)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	15,160	15,160
Issuance of common stock for cash	317,500	383,121	1,009,705

Cash provided by financing activities	317,500	398,281	1,024,865

NET INCREASE (DECREASE) IN CASH	(23,236)	34,441	25,608

CASH BALANCE BEGINNING OF PERIOD	48,844	14,403	0

CASH BALANCE END OF PERIOD	$25,608	$48,844	$25,608

Supplemental Disclosures of Cash Flow
Information:
Issuance of common stock for asset purchase	$250,000	$0	$1,468,290

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

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4	.	Property and Equipment (continued)

The estimated service lives of property and equipment are principally as follows:
		Furniture and fixtures	5- 10 years
		Computer equipment	3- 5 years
		Computer software	2- 7 years

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