Form 10KSB/A
period 2007-12-31
SKYLYFT Media Group, Inc.
filed 2008-10-08
CIK 1379173

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

1

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

This amendment to the Company’s 10-KSB, originally filed on April 17, 2008 and the subsequent 10-KSB/A filed on September 4, 2008, is being submitted in response to comments from the SEC requesting specific disclosures pertaining to the evaluation of disclosure controls and procedures. This amendment contains a revised Item 8A. No other changes have been made to the annual report.

ITEM 8A. CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures

SKYFLYFT MEDIA NETWORK INC’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

SKYLYFT MEDIA NETWORK, INC’s management, under the direction of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of SKYLYFT MEDIA NETWORK INC’s internal controls over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal control –Integrated Framework. Based on this assessment, management believes that sufficient evidence exists, as of December 31, 2007 to support a conclusion that SKYLYFT MEDIA NETWORK INC’s internal controls over financial reporting are effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in SKYLYFT MEDIA NETWORK INC’s internal controls over financial reporting that occurred during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, SKYLYFT MEDIA NETWORK INC’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

DISCLOSURE CONTROL AND PROCEDURES

Management has reassessed the adequacy of the Company’s disclosure controls and procedures in light of its failure to provide a timely-filed evaluation of those controls and procedures. The absence of the Management’s evaluation of disclosure controls and procedures from the Company’s initial annual report filed with the SEC for the fiscal year 2007 rendered the report materially deficient. As such, Management has determined that this oversight rendered ineffective the procedures and controls over disclosure that were in place.

The Company has since retained legal, accounting, and other professional services to address the deficiencies in its controls and procedures over disclosure and financial reporting. It is Management’s position that the deficiencies have been corrected and the new measures that have been put in place now ensure effective internal control over both financial reporting and disclosure.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYLYFT MEDIA NETWORK, INC.

/s/ Richard Yanke
Richard Yanke, Chief Executive Officer

/s/ Greg Guido
Greg Guido, Chief Financial Officer