Form 10-Q
period 2008-09-30
SKYLYFT Media Group, Inc.
filed 2008-11-13
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008, 26,298,526 shares of common stock

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Balance Sheets	3
Statements of Operations	4
Statements of Stockholder's Equity	5
Statement of Cash Flow	6
Notes to the Financial Statements	7-12

2

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	F-2

Statements of Operations for the nine months ended September 30, 2008 and 2007, and December 18, 2003 (inception) to September 30, 2008
(unaudited)	F-3

Statements of Operations for the three months ended September 30, 2008
and 2007 (unaudited)	F-4

Statement of Stockholders’ Equity for the period December 18, 2003
(inception) to September 30, 2008 (unaudited)	F-5

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and December 18, 2003 (inception) to September 30, 2008
(unaudited)	F-6

Notes to Financial Statements	F-7 - F-12

3

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30, 2008	December 31,
		2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$30,397	$25,608
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	25,000	133,000

Total current assets	77,176	180,387

PROPERTY AND EQUIPMENT, net	757,777	875,424

OTHER ASSETS
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	440,180	452,680

Total other assets	492,180	504,680

TOTAL ASSETS	$1,327,133	$1,560,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,531	$18,798

Total current liabilities	36,531	18,798

LONG-TERM LIABILITIES
Note payable-bank	15,160	15,160
Loan payable-shareholder	463,393	470,423

Total long-term liabilities	478,553	485,583

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.001 par value each. At September 30, 2008 and December 31, 2007,
there are no shares outstanding	0	0
Common stock authorized 65,000,000 shares, $.001 par value
each. At September 30, 2008 and December 31, 2007, there are
26,298,526 and 26,062,995 shares outstanding	26,298	26,063
Additional paid in capital	2,795,728	2,560,432
Deficit accumulated during the development stage	(2,009,977)	(1,530,385)

Total stockholders’ equity	812,049	1,056,110

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,327,133	$1,560,491

The accompanying notes are an integral part of these statements.

4

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			December 18,
	For the nine months ended		2003, (inception)
	September 30,		To September
	2008	2007	2008

Revenue	$28,785	$125,729	$256,968
Operating Expenses
Selling, general and administrative	363,017	337,275	1,481,540
Research and development	13,992	0	23,992
Depreciation and amortization	130,146	118,734	755,796

Total operating expenses	507,155	456,009	2,261,328

Net loss from operations	(478,370)	(330,280)	(2,004,360)
Other expenses-interest	1,222	1,679	5,617

Net loss	$(479,592)	$(331,959)	$(2,009,977)

Basic and diluted loss per common share	$(.02)	$(.01)	$(.08)

Weighted average shares outstanding	26,168,586	25,508,828	25,353,630

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

For the three months ended
September 30,
	2008	2007

Revenue	$11,657	$100

Operating Expenses
Selling, general and administrative	141,721	57,273
Research and development	12,952	0
Depreciation and amortization	43,382	39,851

Total operating expenses	198,055	96,851

Net loss from operations	(186,398)	(96,751)

Other expenses-interest	201	564

Net loss	$(186,599)	$(97,315)

Basic and diluted loss per common share	$(.01)	$.00

Weighted average shares outstanding	26,276,261	25,544,495

The accompanying notes are an integral part of these statement

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit
				Accumulated
	Common stock		Additional	During
				Development
	Shares	Amount	Paid-in Capital	Stage	Total

Common stock issued to founders for consulting	13,500,000	$13,500	$0	$0	$13,500
services, December 18,2003 (inception)
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and
development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003					(17,269)
				(17,269)
Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004				(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005				(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting
services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006				(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	$25,432	$1,930,563	$(1,040,390)	$915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007				(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063	2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	235,531	235	235,296		235,531
Net loss for the nine months ended
September 30, 2008				(479,592)	(479,592)
Balance at September 30, 2008 (Unaudited)	26,298,526	$26,298	$2,795,728	$(2,009,977)	$812,049

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			December 18,
	For the nine	For the nine	2003 , (inception)
	months ended	months ended	to September 30,
	September 30, 2008	September 30, 2007	2008

OPERATING ACTIVITIES
Net loss	$(479,592)	$(331,959)	$(2,009,977)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	130,146	118,734	755,796
Issuance of common stock for consulting
services	0	0	95,000
Changes in operating assets and liabilities:
Inventory	0	0	(12,829)
Prepaid expenses	0	(3,750)	(8,950)
Notes receivable	108,000	54,000	(25,000)
Accounts payable and accrued expenses	17,734	8,396	36,531
Loans payable	(7,030)	(18,401)	463,393

Cash used by operating activities	(230,742)	(172,980)	(706,036)

INVESTING ACTIVITIES
Capital expenditures	0	(192)	(523,964)

Cash used by investing activities	0	(192)	(523,964)

FINANCIAL ACTIVITIES
Proceeds from note payable	0	0	15,160
Issuance of common stock for cash	235,531	136,500	1,245,236

Cash provided by financing activities	235,531	136,500	1,260,396

NET INCREASE (DECREASE) IN CASH	4,789	(36,672)	30,397

CASH BALANCE BEGINNING OF PERIOD	25,608	48,844	0

CASH BALANCE END OF PERIOD	$30,397	$12,172	$30,397

Supplemental Disclosures of Cash Flow
Information:
Interest	$1,222	$1,679	$5,617
Issuance of common stock for asset purchase	0	0	$1,218,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation and Accounting Estimates

     The accompanying interim unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the nine months ended September 30, 2008 and 2007, and December 18, 2003 (inception) to September 30, 2008 and cash flows for the nine months ended September 30, 2008 and 2007 and December 18, 2003 (inception) to September 30, 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

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

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of September 30, 2008 and December 31, 2007.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of September 30, 2008 and December 31, 2007, the Company had no cash equivalents.

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

5. Notes Receivable

     As of December 31, 2007, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. As of September 30, 2008, $ 108,000 of the notes were paid in full leaving an outstanding balance of $25,000.

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

September 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Advertising Cost

     Advertising costs are expensed as incurred. Advertising expense totaled $ 33,296 and $ 595 for the nine months ended September 30, 2008 and 2007.

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

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2008

9. Research and Development

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the nine months ended September 30, 2008, an aggregate of $13,992 was expensed.

NOTE B—GOING CONCERN

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $2,009,977 for the period December 18, 2003 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2008

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

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders’ shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 463,393 as of September 30, 2008. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year. There are no employment contracts as of September 30, 2008.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2008

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

     During the nine months ended September 30, 2008, the Company sold an aggregate of 235,531 shares of common stock in consideration for $ 235,531 or $1.00 per share through a private placement to several individuals.

NOTE H - COMMITMENTS AND CONTINGENCIES

Lease agreements

     The Company entered into a standard sub-lease agreement with Juanita Maloof on July 14, 2003 for a term of three years ending on August 31, 2006 at a monthly rental fee of $2,350. The Company exercised their option to extend the lease for as follows:

Monthly Base Rent
September 1, 2006	$2,568
September 1, 2007	$2,645
September 1, 2008	$2,724
September 1, 2009	$2,806

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

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues:

Total revenues were $ 11,657 and $ 100 for the three months ended September 30, 2008, and 2007, respectively. Increase in sales is due primarily to purchase of an internet service provider.

General and Administrative:

Total general and administrative expenses were $ 141,721 and $ 57,273 for the three months ended September 30, 2008, and 2007, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the three months ended September 30, 2008 was $ (186,599), compared to a net loss of $ (97,315) for the same period in 2007, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the cost of sales and to a focus on preparing a Private placement memorandum and the 211 due diligence documents for the market makers and preparing a system to raise the appropriate funds so the company will be able execute their business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 30,397 and $ 25,608 as of September 30, 2008 and December 31, 2007, respectively.

The Company's operating activities used $ 230,742 and $ 172,980 in the nine months ended June 30, 2008 and 2007, respectively. The difference is mainly attributable to cost of Sales and preparing and implementing a system to raise the appropriate funds so the company will be able execute it’s business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Cash used by financing activities was $ 235,531 and $ 136,500 for the nine months ended September 30, 2008 and 2007. The increase is from the additional issuance of common stock for cash.

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

Off-Balance Sheet Arrangements

As of September 30, 2008 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2008, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether: This quarterly report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q, and the financial statements, and other financial information included in this quarterly report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-Q.

     There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company sold an aggregate of 235,531 shares of common stock in consideration for $235,531 or $1.00 per share through a private placement to several individuals.

Item 3. Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2008.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1.2	Certification of the Chief Executive Officer of Skylyft Media Network, Inc
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.2	Certification of the Chief Financial Officer of Skylyft Media Network, Inc.
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.2	Certification of the Chief Executive Officer and Chief Financial Officer of Skylyft Media Network, Inc.
pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K
During the third fiscal quarter of 2008, we have not filed Form 8-Ks.

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

                                                                                           SKYLYFT MEDIA NETWORK, INC.

                                                                                                                    /s/ Richard Yanke
                                                                                                                    Richard Yanke, Chief Executive Officer

                                                                                                                    Date: November 10, 2008