Form 10-K
period 2008-12-31
SKYLYFT Media Group, Inc.
filed 2009-04-15
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
__________
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company.	Yes [ ]	No [X]
State issuer’s revenues for its most recent fiscal year: $ 36,831

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: There currently is no public market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2008, 26,436,527 shares of $ .001 par value common stock

Documents incorporated by reference: None

Skylyft Media Network, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us. Statements made in this Annual Report on Form 10-K may be forward-looking statements. In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

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

By December of 2003, the research and development was substantially completed and Mr. Yanke formed Skylyft Media Network, Inc. He acquired the equipment from Image 79 Design Studios, a fine arts company found by Mr. Yanke in 1979, for Skylyft Media Network, Inc. in an Asset Purchase Agreement by issuing himself 1,218,290 shares and a shareholder loan for the assets in the newly created “Skylyft”, a Delaware corporation.

Overview

The Company is organized into two operating divisions: (1) Skylyft™ Manufacturing (Manufactures the SkyBanr Mini-Lift Hoist, Trade Show displays of the Company’s proprietary products); and (2) Skylyft™ Digital Imaging (Produces all of the printing medium, e.g. billboards, banners, murals, and posters) .

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
  SkyBanr Mini-Lift™ System for the household market*; and

  _____________________
  SkyBanr Mini-Lift for the exterior market*
  * Designs completed. These enhancements will become operational pending receipt of manufacturing expenses from the proceeds of a previous private placement.

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

Management and its national marketing firms believe that the introduction of the SkyBanr Mini-Lift System into the marketplace will revolutionize the economics of billboard ad rotation. The SkyBanr Mini-Lift reduces labor costs associated with conventional rotation methods by eliminating the use of scaffolds or scissor lifts. The operation of the SkyBanr Mini-Lift system is very simple. Mr. Yanke’s younger children regularly change the 10’ x 20’ billboards on the SkyBanr demonstration unit at our Burbank, California production facility on a daily and weekly basis for testing purposes.

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

State-of-the-Art Printing

Grand Format Printing means any print over 60”. The Vutek/UltraVu™ machine is a “state of the art” printer that prints at widths of up to 196 inches (16.3 feet). It has the capability to:

     -     Print durable and vivid graphics on a wide variety of materials including vinyl, pressure sensitive paper, mesh and textiles.

     -     Print up to 16.3 feet (5 meters) in width.

    -   Print up to 330 dpi resolution producing images that are sharp, crisp and consistent.

    -   Print up to 2100 square feet (195 square meters) per hour. \

    -   Be effectively deployed in non-stop operation.

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

At this time, the Company has a confidentiality Agreement with Simons Property Group, the largest owner of shopping malls in the world, and is in discussions for 125 of their 180 mall properties. The Company has signed a beta test contract with General Growth Properties, the 2nd largest owner of mall properties, with over 160 malls. The Company anticipates finalizing a Leasing contract in 2009.

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

Assuming the Company can sign with any one of these mall owners for 148 or more malls, our Projections for SkyBanr Mini-lift locations can be met.

The Plan

We will identify and secure the first 148-venue locations for the SkyBanr Mini-Lift systems and SKYLYFT “Point of Purchase” billboards and our Marketing Groups will use their nation-wide contacts with National Advertising Agencies and National companies with in-house advertising staff. Our Marketing Groups will approach those National Advertisers to consummate the financial terms of a 148-venue advertising campaign contract. Upon negotiation of 50% of the advertising campaign space, we will begin to negotiate and consummate the 148-venue partnership agreements. We will start a National rollout of 3 double-sided 10’ x 20’ “SKYLYFT Remote controlled Point of Purchase billboard advertising systems” in each of 148 High Ceiling Venues in the first 3 months, with at least a total of 888 billboard faces by end of Year 1 in 148 venues, and 2400 billboard faces by end of Year 3 in 400 venues. In Year 1,we will also be simultaneously preparing for a World Wide rollout as well as building an exclusive patented online internet database system in real time where our National Advertising clients as well as our Ad Agency associates, Venue Partners and in-house staff can access this database in real time for all available SKYLYFT advertising billboard space that is available and also be able to book that space online immediately. This way, all our advertisers and sales people will never double book any of the advertising space. We will use the revenues from the first 148-venue program to install SKYLYFT “Point of Purchase” billboards and advance into the second 125-venue program and continue to negotiate advertising contracts and installing SKYLYFT “Point of Purchase” billboards systems throughout North America and globally.

Marketing Agreements

Marketing agreements will be put in place with five national sales organizations for the marketing of SKYLYFT products. The combined areas of expertise and geographic locations will enhance SKYLYFT’s presence in advertising. The Company has chosen this group of sales professionals with their established clientele representing various “target markets” as a means of reducing risk of having dependency on only one key sales organization. These organizations will be responsible for achieving contractual sales quotas in their respective markets and will work closely with the Vice President of Sales & Marketing in the Executive Offices in Burbank, California. The company is actively talking with many different advertising agencies also in regards to an acquisition.

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

RMG II will work closely with Joe Edwards, CEO of Edward International Sales, on a contractual basis for national advertising coverage with major retailers. Joe Edwards has a 25 year history with Walmart, K-Mart, Target, Dillard Department stores, RiteAid and about 25 other wholesalers with combined distribution of 20,000 outlets. Edwards employs over 35 people throughout the country.RMG II will work with The Entertainment Network, which can be characterized as an aggressive management firm with heavy emphasis in the entertainment industry, film, television, and special event marketing and production. Lucrative and high visibility opportunities include layout, complete ad campaign, ad placements, and production on electronic ads and Post Production.

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

Industry and Customers

The Magnitude of Billboard/Advertising Revenues/Shopping Mall Statistics

According to research on the International Council of Shopping Centers (icsc.org), the North American billboard market is an annual $25 billion dollar industry. Leaseable square footages of shopping centers and malls in Canada and United States are 1,546,000,000 square feet, and 6,774,303,136 square feet, respectively. There are 1,200 Super Malls in the United States, which equates to the above square footage. In the year 2006, the number of adults shopping per month was 196.6 million, or just over 2 billion per year. In 2007, shopping centers accounted for $2.12 trillion dollars in consumer spending, representing 51% of total retail sales in the US, excluding sales by automotive dealers. Visual exposure with billboard advertising in the future will become a significant and a profitable industry.

In 2008, the advertising industry as was reported by Universal McCann who is a very strong preparer of advertising industry results, reported $294 billion in revenues in North America from the advertising industry, $663 billion worldwide. With this is mind, SKYLYFT as a media network has created a very unique opportunity for advertisers to get their message out.

Over 14,000 radio stations did $19 billion revenues, 2700 plus broadcast television stations, untold cable & satellites $67 billion. Almost 2400 Daily & Sunday newspapers brought home another $42 billion, new media which is internet driven is really shifting more and more as we know it out to the internet. Direct mail $64 billion, magazines $25 billion, outdoor advertising $25 billion and once again untold specialty and alternative advertising plus branding marketing and public relations. SKYLYFT has created a very niche position within. This magnificently huge industry is under a great deal of change. So it’s a magnificent innovation to fit into an industry that needs new ideas and needs new change and obviously you can see that $653 billion is a great force globally. SKYLYFT estimates that there is a market potential for one double-sided SkyBanr Mini-lift for each 100,000 square feet of Mall or High ceiling venue space. The current average billboard (10' by 20') advertising rate for one side in US is $3,500 to $20,000 per month with a minimum 3-month contract, plus production costs and installation of the billboard.

As a direct result of the decision to move to digital technology, the SkyBanr Mini-Lift™ System was developed for the purpose of efficiently handling the new, large-format prints, which create a dramatic and revolutionary advertising media.

In summary SKYLYFT as an operation, can control and manage the manufacturing and installation of SkyBanr Mini-lift Systems as well as to Design and Print the Advertising Billboards and rotate this advertising media: seamlessly, economically and efficiently.

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

Code of Ethics

The Company has adopted a "Code of Ethics for Directors, Officers and Employees" that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was be filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, field on December 21, 2006.

Item 2. Description of Property

Our executive offices are located at 100 East Verdugo, Burbank, California 91502 Burbank, California 91502. The monthly lease is $2,724 and is paid by the Company.

Item 3. Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5. Market for Common Equity and Related Stockholder Matter

Market Information

There currently is no public market for our common stock. Private sales or transfers are permitted under the respective state and Federal securities laws, subject to compliance with exemptions set forth under the respective statutory guidelines.

Holders

As of December 31, 2008, we had about 67 shareholders of record.

Dividend Policy

Holders of the Company’s Common or Preferred Stock are entitled to receive dividends from funds legally available for distribution if the Board of Directors declares them. Any such dividends may be paid in cash, property, or shares of the Company’s common stock. The Company has not declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of its Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as, and if declared by the Board of Directors of the Company, based upon the Board’s assessment of the financial condition of the Company, its earnings, its need for funds, to the extent the preferred stock has a prior claim to dividends, and other factors including any applicable laws. We are not currently a party to any agreement restricting the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2008 with respect to 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan under which our equity securities are authorized for issuance to employees or non-employees.

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

Sales of Restricted Shares

As of December 31, 2008, we had issued and outstanding an aggregate of 26,436,527 shares of common stock.

26,298,527 shares have already been outstanding for more than six months and are, pending satisfaction of certain prerequisites, eligible for transfer under the auspices of Rule 144..

The remaining 138,000 shares of our common stock, held by existing stockholders as of December 31, 2008, are restricted shares. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 or Rule 701 of the Securities Act, which are summarized below.

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

Recent Sales of Unregistered Securities

     As of December 31, 2008, we have issued 26,436,527 unregistered securities. We believe that all of the issuances were made in transactions exempt under Section 4(2) of the Securities Act.

During the year ended December 31, 2008, the Company sold an aggregate of 310,532 shares of common stock in consideration for $ 310,532 or $1.00 per share through a private placement to approximately 10 individuals and issued 63,000 shares of common stock for services valued at $63,000 or $1.00 per share.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues:

The Company generated $ 36,831 for the year ended December 31, 2008, as compared to $ 136,123 for the year ended December 31, 2007. This decrease is mainly due to sales.

Operating Expenses:

The Company incurred total operating expenses of $ 723,853 for the year ended December 31, 2008 as compared to $ 623,705 for the year ended December 31, 2007. The increase was primarily due to increase in expenses, wages, and cost of preparing and filing audits and documents in accordance with being a public reporting company to the SEC

Net income (loss):

The Company had net loss of $ (688,885) for the year ended December 31, 2008 as compared to a net loss of $ (489,995) for the year ended December 31, 2007. The increase was primarily due to increase in expenses, wages, decrease in sales and cost of preparing and filing audits and documents in accordance with being a public reporting company to the SEC.

Liquidity and Capital Resources

In the years ended December 31, 2008, we had cash and cash equivalents of $ 11,767.

Our operating activities used $ 324,373 and $ 340,544 in years ended December 31, 2008 and 2007, respectively. Changes in accounts payable and accrued expenses were 34,307 in 2008.

Cash provided from financing activities decreased to $ 310,532 in December 2008 from $ 317,500 in December 2007, primarily due to decrease of investments by shareholders.

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

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5-10 years
Computer equipment	3- 5 years
Computer software	2- 7 years

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-K, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whetherthis annual report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on Form 10-K, and the financial statements, and other financial information included in this annual report on Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-K.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 8B. Other Information

There was no material information during the fourth quarter of 2008 not previously reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2008:

Name	Age	Position

Richard D. S. Yanke	48	President, CEO, Secretary, and Director
Greg Guido	51	Chief Financial Officer
Damien A. Aranche	38	Executive Vice President Sales and Marketing
Gary Severs	56	Executive Vice President Marketing & Investor Relations
Lee P. Robinson	52	Vice President of Business Development
Brian A. Regalbuto	55	Vice President Investor Relations and Communications
Gary E. Tynan	57	International Marketing Consultant
Stuart A. Moir	46	Canadian Consulting Counsel
Ralph E. Harrison II	36	Unites States Consulting Counsel
Dennis M. Absher	58	Marketing & Strategic Planning Consultant
Larry Shamhart	49	Director

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

Gary Severs, Executive Vice President Marketing & Investor Relations, Has over 20 years experience in the financial services industry, manufacturing and software industries. Mr. Severs specializes in business development, business analysis, marketing, and project management. Gary Severs is a graduate of Marquette University, attending on an ROTC scholarship and a former United State Naval Officer.

Lee P. Robinson, Vice President of Business Development. Mr. Robinson has thirty two years experience in sales and marketing from such companies as AT&T, MCI, and Pacific Bell. He was the account manager for such companies as Colonial Life and Accident and Ohio Capital America Insurance Companies of Cleveland. Mr. Robinson also manages the venture capital portfolios for numerous accredited Investors.

Brian A. Regalbuto, Vice President Investor Relations and Communications. Mr. Regalbuto graduated Cum Laude from California State Polytechnic University, Pomona with a Bachelor of Science in Finance, Insurance and Real Estate. Since that time he has had over 25 years work experience as a Tax Account, Real Estate Broker, Securities Salesperson, Sales Trainer, Educator, Investment Public Speaker, and Small Business Consultant. As a regional manager for ABC Income Tax and Bookkeeping he was responsible for developing several seminars using multimedia techniques covering Estate Planning, Financial Planning, IRA Investing, 401-K Plans, New Tax Law Strategy, and Building a Business. His advice guided several small businesses to take advantage of Small Business Administration programs thereby increasing their sales 100%.

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

The Company became a “reporting company” during the first quarter of 2007. Thus, we believe that, for the fiscal year ended December 31, 2008, the Section 16(a) filing requirements were not applicable to our officers, directors and 10% Shareholders.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2008, other than our Chief Executive Officer (collectively, the “Named Executed Officers”). No Annual compensation was awarded to or paid to Named Executive Officers in 2008.

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2008 to each of the Named Executive Officers:

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2008 by each of the Named Executive Officers and the year end value of unexercised options:

Number of Securities
			Underlying Unexercised Options	Value of Unexercised in-the-
			/ SARS at	Money Options / SARS at
	Shares Acquired		December 31, 2008	December 31, 2008
	on Exercise	Value Realized	(#)	($)
Name	(#)	($)	Exercisable / Unexercisable	Exercisable / Unexercisable
N/A		$		$
N/A		$		$

Compensation of Directors

For the fiscal year ended December 31, 2008, we paid 3,000 shares of common stock compensation to our directors for their services on our board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to our 2003 Stock Plan and 2003 Non-Employee Director Stock Option Plan as of December 31, 2008.

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

The following table sets forth information with respect to our 2003 Non-Employee Director Stock Option Plan as of December 31, 2008.

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

Business Combinations with Substantial Stockholders

     As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by our board of directors before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-

thirds percent of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent or more of the outstanding voting stock of the corporation, or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent or more of the outstanding voting stock of the corporation at any time within the three year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2008 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

		Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	Class
5% Beneficial Owners
Richard Yanke	Common stock	13,500,000	51.0%

Directors
Larry Shamhart	Common stock	14,000.04%

Named Executive Officers
Richard Yanke	Common stock	13,500,000	51.0%

Greg Guido	Common stock	80,000.030%
As of December 31, 2008 26,436,527 shares of $ .001 par value common stock

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

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Skylyft Media Network, Inc.[1]
3.2	Corporate Bylaws for Skylyft Media Network, Inc.[1]
3.3	Restated Certificate of Incorporation of Skylyft Media Network, Inc.[1]
3.4	Restated Bylaws of Skylyft Media Network, Inc.[1]
3.3	Statement and Designation by Foreign Corporation for Skylyft Media[1]
4.1	2003 Stock Option Plan[1]
4.2	2003 Non-Employee Stock Option Plan[1]
4.3	2006 Stock Subscription Agreement[1]
14.1	Code of Ethics for Skylyft Media Network, Inc.[1]
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Finanical Officer as required by Rule 13a-14(a) or Rule 15d-14(A) of the Exchange Act
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

on December 21, 2006 (Filed No. 000-52367)

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees to Drakeford & Drakeford, LLC. for the audit of our annual statements and review of the quarterly reports for fiscal year ended December 31, 2008 are estimated at $ 20,000 . The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2007 totaled $ 42,000.

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

SKYLYFT MEDIA NETWORK, INC.

/s/ Richard Yanke
Richard Yanke, Chief Executive Officer

/s/ Greg Guido
Greg Guido, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007, and December 18, 2003 (inception) to December 31, 2008

Statements of Stockholders’ Equity for the period December 18, 2003 (inception) to December 31, 2008 and for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007, and December 18, 2003 (inception) to December 31, 2008

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SKYLYFT Media Network, Inc.

We have audited the balance sheet of SKYLYFT Media Network, Inc. (a development stage company) as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKYLYFT Media Network, Inc., as of December 31, 2008 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period December 18, 2003 (inception) to December 31, 2008, has no significant revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC
Drakeford & Drakeford, LLC
Los Angeles, CA

April 9, 2009

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common stock Shares	Common stock Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total
Common stock issued to founders for consulting services, December 18,2003 (inception)	13,500,000	$ 13,500	$ 0	$ 0	$ 13,500
Issuance of common stock for asset purchase	1,218,290	1,218	1,217,072		1,218,290
Issuance of common stock for research and development	10,000,000	10,000	0		10,000
Net loss from inception to December 31, 2003				(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718	1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150	150,000		150,150
Net loss for the year ended December 31, 2004				(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868	1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159	158,775		158,934
Net loss for the year ended December 31, 2005				(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027	1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383	382,738		383,121
Issuance of common stock for consulting services	22,000	22	21,978		22,000
Net loss for the year ended December 31, 2006				(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	25,432	1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318	317,182		317,500
Issuance of common stock for capital assets	250,000	250	249,750		250,000
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2007				(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063	2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	310,532	311	310,221		310,532
Issuance of common stock for services	63,000	63	62,937		63,000
Net loss for the year ended December 31, 2008				(688,885)	(688,885)
Balance at December 31, 2008	26,436,527	$ 26,437	$ 2,933,590	$ (2,219,270)	$ 740,757

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the year ended December 31, 2007	December 18, 2003, (inception) to December 31, 2008
OPERATING ACTIVITIES			
Net loss	$ (688,885)	$ (489,995)	$ (2,219,270)
Adjustments for noncash and nonoperating items:			
Depreciation and amortization	173,528	162,116	799,178
Issuance of common stock for consulting services	63,000	63,000	158,000
Changes in operating assets and liabilities:			
Inventory	0	0	(12,829)
Prepaid expenses	0	(3,750)	(8,950)
Notes receivable	118,000	(69,000)	(15,000)
Accounts payable and accrued expenses	15,509	16,194	34,307
Loans payable	(5,525)	(19,109)	464,898
Cash used by operating activities	(324,373)	(340,544)	(799,666)
INVESTING ACTIVITIES			
Capital expenditures	0	(192)	(523,964)
Cash used by investing activities	0	(192)	(523,964)
FINANCIAL ACTIVITIES			
Proceeds from note payable	0	0	15,160
Issuance of common stock for cash	310,532	317,500	1,320,237
Cash provided by financing activities	310,532	317,500	1,335,397
NET (DECREASE) IN CASH	(13,841)	(23,236)	11,767
CASH BALANCE BEGINNING OF PERIOD	25,608	48,844	0
CASH BALANCE END OF PERIOD	$ 11,767	$ 25,608	$ 11,767
Supplemental Disclosures of Cash Flow Information:			
Issuance of common stock for asset purchase	$ 0	$ 250,000	$ 1,468,290

The accompanying notes are an integral part of these statements

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of December 31, 2008.

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of December 31, 2008 and 2007, the Company had no cash equivalents.

4. Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

There was no impairment recorded for the years 2008 and 2007 on the customer list. (See Note-G)

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

     As of December 31, 2008, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. Subsequent to the date of the balance sheet, $ 118,000 of the notes were paid in full.

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

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 42,106 and $ 595 for the years ended December 31, 2008 and 2007.

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8. Recently Enacted Accounting Standards (continued)

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

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

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $ 2,219,270 for the period December 18, 2003 (inception) to December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE D - INCOME TAXES

     The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and 2007.

NOTE E – NOTE PAYABLE-BANK

     On March 24, 2006 the Company entered into a revolving line of credit with Bank of America, N.A. in the principal amount of $15,160 with interest only payments at an annual rate of 14%. Effective April 14, 2009, an amortized payment amount of $376.38 becomes payable on a monthly basis at an annual interest rate of 9.75% . The current portion due in the year 2009 totals $3,387 and the long-term portion totals $11,773.

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 464,898 as of December 31, 2008. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

There are no employment contracts as of December 31, 2008.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

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

     During the year ended December 31, 2008, the Company sold an aggregate of 310,532 shares of common stock in consideration for $310,532 or $1.00 per share through a private placement to approximately 11 individuals and also issued 63,000 shares of common stock for services valued at $63,000 or $1.00 per share.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE H - COMMITMENTS AND CONTINGENCIES

Lease agreements

     The Company entered into a standard sub-lease agreement with Juanita Maloof on July 14, 2003 for a term of three years ending on August 31, 2006 at a monthly rental fee of $2,350. The Company exercised their option to extend the lease for an additional three years as follows:

Monthly Base Rent
September 1, 2006 thru August 31, 2007	$2,568
September 1, 2007 thru August 31, 2008	$2,645
September 1, 2008 thru August 31, 2009	$2,724