Form 10-Q
period 2009-03-31
SKYLYFT Media Group, Inc.
filed 2009-05-15
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X] State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of the latest practicable date: As of March 31, 2009, 26,436,527 shares of common stock & 26,563 shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-2
Statements of Operations for the three months ended March 31, 2009 and 2008, and December 18, 2003 (inception) to March 31, 2009
(unaudited)	F-3
Statement of Stockholders’ Equity for the period December 18, 2003
(inception) to March 31, 2009 (unaudited)	F-4
Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and December 18, 2003 (inception) to March 31, 2009
(unaudited)	F-5

Notes to Financial Statements	F-6 - F -11

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	March 31, 2009 UNAUDITED	December 31, 2008
CURRENT ASSETS		
Cash and cash equivalents	$ 22,433	$ 11,767
Accounts receivable	1,350	0
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	0	15,000
Total current assets	45,562	48,546
PROPERTY AND EQUIPMENT, net	677,264	717,521
OTHER ASSETS		
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	433,930	437,055
Total other assets	485,930	489,055
TOTAL ASSETS	$ 1,208,756	$ 1,255,122
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 33,036	$ 34,307
Note payable-bank	3,387	3,387
Total current liabilities	36,423	37,694
LONG-TERM LIABILITIES		
Note payable-bank	11,773	11,773
Loan payable-shareholder	462,843	464,898
Total long-term liabilities	474,616	476,671
STOCKHOLDERS' EQUITY		
Preferred stock authorized 10,000,000 shares, $.001 par value each. At March 31, 2009 and December 31, 2008, there are 26,563 and 0 shares outstanding, respectively	27	0
Common stock authorized 65,000,000 shares, $.001 par value each. At March 31, 2009 and December 31, 2008, there are 26,436,527 shares outstanding, respectively	26,437	26,437
Additional paid in capital	2,976,063	2,933,590
Deficit accumulated during the development stage	(2,304,810)	(2,219,270)
Total stockholders' equity	697,717	740,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,208,756	$ 1,255,122

The accompanying notes are an integral part of these statements.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common stock		Preferred stock		Additional	Deficit Accumulated During Development Stage	
	Shares	Amount	Shares	Amount	Paid in Capital		Total
Common stock issued to founders for consulting services, December 18,2003 (inception)	13,500,000	$ 13,500			$ 0	$ 0	$ 13,500
Issuance of common stock for asset purchase	1,218,290	1,218			1,217,072		1,218,290
Issuance of common stock for research and development	10,000,000	10,000			0		10,000
Net loss from inception to December 31, 2003						(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718			1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150			150,000		150,150
Net loss for the year ended December 31, 2004						(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868			1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159			158,775		158,934
Net loss for the year ended December 31, 2005						(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027			1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383			382,738		383,121
Issuance of common stock for consulting services	22,000	22			21,978		22,000
Net loss for the year ended December 31, 2006						(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	25,432			1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318			317,182		317,500
Issuance of common stock for capital assets	250,000	250			249,750		250,000
Issuance of common stock for services	63,000	63			62,937		63,000
Net loss for the year ended December 31, 2007						(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063			2,560,432	(1,530,385)	1,056,110

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

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

Basis of Presentation and Accounting Estimates:

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of March 31, 2009 and December 31, 2008.

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of March 31, 2009 and December 31, 2008, the Company had no cash equivalents.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4. Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures	5-10 years
Computer equipment	3-5 years
Computer software	2-7 years

Intangible Asset:

     Patents and intellect costs are amortized over a straight-line method for forty years, the legal life of the patent. (See Note-F) The customer list will be annually tested for impairment. There was no impairment recorded for the year 2008 on the customer list.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized.

5. Notes Receivable

As of March 31, 2009 all notes were paid in full.

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

March 31, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 3,811 and $ 6,500 for the three months ended March 31, 2009 and 2008.

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

9. Research and Development

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the three months ended March 31, 2009 and 2008, an aggregate of $ 60 and $1,040 was expensed.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

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

NOTE B—GOING CONCERN

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $ 2,304,810 for the period December 18, 2003 (inception) to March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2009

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

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 462,843 as of March 31, 2009. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year.

There are no employment contracts as of March 31, 2009.

NOTE G – COMMON AND PREFERRED STOCK ISSUANCES

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

March 31, 2009

NOTE G – COMMON AND PREFERRED STOCK ISSUANCES (continued)

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

     During the three months ended March 31, 2009, the Company sold an aggregate of 26,563 shares of preferred stock in consideration of $ 42,500 or $1.60 per share to five individuals. The preferred stock was issued with a 12% dividend and converts to common stock on the second anniversary or an IPO and has a one year warrant attached at $1.60 per share.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenues:

Total revenues were $ 16,437 and $ 8,510 for the three months ended March 31, 2009, and 2008, respectively. Increase in sales is due primarily to purchase of an internet service provider and advertising design/management services.

General and Administrative:

Total general and administrative expenses were $ 58,535 and $ 85,403 for the three months ended March 31, 2009 , and 2008, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the three months ended March 31, 2009 was $ (85,540), compared to a net loss of $ (121,872) for the same period in 2008, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the increase of sales and starting to focus on selling a Private placement memorandum so the company will be able execute their business plan in preparation for a launch of the SKYLYFT Skybanr sytems.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 22,433 and $ 84,958 as of March 31, 2009 and March 31, 2008, respectively.

The Company's operating activities used $ 31,834 and $ 25, 350 in the three months ended March 31, 2009 and 2008, respectively. The difference is mainly attributable to cost of Sales and implementing a system to raise the appropriate funds so the company will be able execute it’s business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Cash used by financing activities was $ 42,500 and $ 34,000 for the three months ended March 31, 2009 and 2008. The increase is from the additional issuance of preferred stock for cash.

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

Off-Balance Sheet Arrangements

As of March 31, 2009 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of March 31, 2009, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company sold an aggregate of 26,563 shares of preferred stock in consideration for $42,500 or $1.60 per share through a private placement to several individuals.

Item 3. Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2009.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of the Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the Chief Executive Officer of Skylyft Media Network, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Exhibit 32.2 - Certification of the Chief Financial Officer of Skylyft Media Network, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

During the first fiscal quarter of 2009, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

Date: May 14, 2009