Form 10-Q
period 2009-06-30
SKYLYFT Media Group, Inc.
filed 2009-09-01
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X] State the number of shares outstanding of each of the issuer’s classes of common and preferred equity, as of the latest practicable date: As of June 30, 2009, 26,436,527 shares of common stock & 133,688 shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Balance Sheets	3
Statements of Operations	4
Statements of Stockholder's Equity	5
Statement of Cash Flow	6
Notes to the Financial Statements	7-12

2

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	
CURRENT ASSETS		
Cash and cash equivalents	$ 70,382	$ 11,767
Accounts receivable	8,350	0
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	0	15,000
Total current assets	100,511	48,546
PROPERTY AND EQUIPMENT, net	637,007	717,521
OTHER ASSETS		
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	430,805	437,055
Total other assets	482,805	489,055
TOTAL ASSETS	$ 1,220,323	$ 1,255,122
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 14,777	$ 34,307
Note payable-bank	3,387	3,387
Total current liabilities	18,164	37,694
LONG-TERM LIABILITIES		
Note payable-bank	11,773	11,773
Loan payable-shareholder	444,440	464,898
Total long-term liabilities	456,213	476,671
STOCKHOLDERS' EQUITY		
Preferred stock authorized 10,000,000 shares, $.001 par value each. At June 30, 2009 and December 31, 2008 there are and 0 shares outstanding, respectively	214	0
Common stock authorized 65,000,000 shares, $.001 par value each. At June 30, 2009 and December 31, 2008, there are 26,436,527 shares outstanding, respectively	26,437	26,437
Additional paid in capital	3,147,276	2,933,590
Deficit accumulated during the development stage	(2,427,981)	(2,219,270)
Total stockholders' equity	745,946	740,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,220,323	$ 1,255,122

The accompanying notes are an integral part of these statements.

3

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

4

5

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

Common stock issued to founders for consulting services, December 18,2003 (inception)	13,500,000	$13,500			$ 0	$ 0	$ 13,500
Issuance of common stock for asset purchase	1,218,290	1,218			1,217,072		1,218,290
Issuance of common stock for research and development	10,000,000	10,000			0		10,000
Net loss from inception to December 31, 2003						(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718			1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150			150,000		150,150
Net loss for the year ended December 31, 2004						(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868			1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159			158,775		158,934
Net loss for the year ended December 31, 2005						(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027			1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383			382,738		383,121
Issuance of common stock for consulting services	22,000	22			21,978		22,000
Net loss for the year ended December 31, 2006						(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	25,432			1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318			317,182		317,500
Issuance of common stock for capital assets	250,000	250			249,750		250,000
Issuance of common stock for services	63,000	63			62,937		63,000
Net loss for the year ended December 31, 2007						(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063			2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	310,532	311			310,221		310,532
Issuance of common stock for services	63,000	63			62,937		63,000
Net loss for the year ended December 31, 2008						(688,885)	(688,885)
Balance at December 31, 2008	26,436,527	26,437			2,933,590	(2,219,270)	740,757
Issuance of preferred stock for cash			133,688	134	213,766		213,900
Net loss for the six months ended June 30, 2009						(208,711)	(208,711)
Balance at June 30, 2009 (Unaudited)	26,436,527	$ 26,437	133,688	$ 134	$ 3,147,356	$ (2,427,981)	$ 745,946

The accompanying notes are an integral part of this statement.

6

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	December 18, 2003, (inception) to June 30, 2009
OPERATING ACTIVITIES			
Net loss	$ (208,711)	$ (292,993)	$ (2,427,981)
Adjustments for noncash and nonoperating items:			
Depreciation and amortization	86,764	86,764	885,942
Issuance of common stock for consulting services	0	0	158,000
Changes in operating assets and liabilities:			
Accounts receivable	(8,350)	0	(8,350)
Inventory	0	0	(12,829)
Prepaid expenses	0	0	(8,950)
Notes receivable	15,000	98,000	0
Accounts payable and accrued expenses	(19,530)	21,547	14,777
Loans payable	(20,458)	(3,418)	444,440
Cash used by operating activities	(155,285)	(90,100)	(954,951)
INVESTING ACTIVITIES			
Capital expenditures	0	0	(523,964)
Cash used by investing activities	0	0	(523,964)
FINANCIAL ACTIVITIES			
Proceeds from note payable	0	0	15,160
Issuance of preferred stock for cash	213,900	0	213,900
Issuance of common stock for cash	0	191,210	1,320,237
Cash provided by financing activities	213,900	191,210	1,549,297
NET INCREASE (DECREASE) IN CASH	58,615	101,110	70,382
CASH BALANCE BEGINNING OF PERIOD	11,767	25,608	0
CASH BALANCE END OF PERIOD	$ 70,382	$ 126,718	$ 70,382
Supplemental Disclosures of Cash Flow Information:			
Interest	$ 1,507	$ 1,021	$ 7,765
Issuance of common stock for asset purchase	$ 0	$ 0	$ 1,218,290

The accompanying notes are an integral part of these statements

7

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Basis of Presentation and Accounting Estimates

     The accompanying interim unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the six months ended June 30, 2009 and 2008, and December 18, 2003 (inception) to June 30, 2009 and cash flows for the six months ended June 30, 2009 and 2008 and December 18, 2003 (inception) to June 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

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

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of June 30, 2009 and December 31, 2008.

SKYLYFT MEDIA NETWORK, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

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

5. Notes Receivable

     As of December 31, 2007, the Company has sold an aggregate of 133,000 shares of common stock to sixteen individuals in consideration for notes receivable aggregating $133,000 or $1.00 per share. As of June 30, 2009, all of the notes were paid in full.

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

June 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (continued)

7. Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 7,554 and $ 14,648 for the six months ended June 30, 2009 and 2008.

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

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009

9. Research and Development

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the six months ended June 30, 2009, an aggregate of $60 was expensed and $1,040 for the six months ended June 30, 2008.

NOTE B—GOING CONCERN

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $2,427,981 for the period December 18, 2003 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2009

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

NOTE E – LONG-TERM DEBT

     On March 24, 2006 the Company entered into a revolving line of credit with Bank of America, N.A. in the principal amount of $15,160 with interest only payments at an annual rate of 14%. Effective April 14, 2009, an amortized payment amount of $376.38 became payable on a monthly basis at an annual interest rate of 9.75%. The current portion due in the year 2009 totals $3,387 and the long-term portion totals $11,773.

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 444,440 as of June 30, 2009. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year. There are no employment contracts as of June 30, 2009.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009

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

     During the six months ended June 30, 2009, the Company sold an aggregate of 133,688 shares of preferred stock in consideration for $ 213,900 or $1.60 per share through a private placement to several individuals. The preferred stock was issued with a 12% dividend and converts to common stock on the second anniversary or an IPO and has a one year warrant attached at $1.60 per share.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2009

NOTE H - COMMITMENTS AND CONTINGENCIES

Lease agreements

     The Company entered into a standard sub-lease agreement with Juanita Maloof on July 14, 2003 for a term of three years ending on August 31, 2006 at a monthly rental fee of $2,350. The Company exercised their option to extend the lease for an additional three years as follows:

Monthly Base Rent
September 1, 2006 thru August 31, 2007	$2,568
September 1, 2007 thru August 31, 2008	$2,645
September 1, 2008 thru August 31,2009	$2,724

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

Results of Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues:

Total revenues were $ 30,403 and $ 17,128 for the Six months ended June 30, 2009, and 2008, respectively. Increase in sales is due primarily to purchase of an internet service provider and advertising design/management services.

General and Administrative:

Total general and administrative expenses were $ 150,783 and $ 221,296 for the six months ended June 30, 2009, and 2008, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the six months ended June 30, 2009 was $ (208,711), compared to a net loss of $ (292,993) for the same period in 2008, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the increase of sales and starting to focus on selling a Private placement memorandum so the company will be able execute their business plan in preparation for a launch of the SKYLYFT Skybanr sytems

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 70,382 and $ 11,767 as of June 30, 2009 and June 30, 2008, respectively.

The Company's operating activities used $ 155,285 and $ 90,100 in the six months ended June 30, 2009 and 2008, respectively. The difference is mainly attributable to cost of Sales and implementing a system to raise the appropriate funds so the company will be able execute it’s business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Cash used by financing activities was $ 213,900 and $ 191,210 for the six months ended June 30, 2009 and 2008. The increase is from the additional issuance of preferred stock for cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2009 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2009, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, the Company sold an aggregate of 133,688 shares of preferred stock @ $1.60 per share in consideration for $ 213,900, through a private placement to several individuals.

Item 3. Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the second quarter of 2009.

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
During the second fiscal quarter of 2009, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc.

/s/ Richard Yanke

Richard Yanke, Chief Executive Officer

Date: August 29, 2009