Form 10-Q
period 2009-09-30
SKYLYFT Media Group, Inc.
filed 2009-11-16
CIK 1379173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X] State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009, 26,436,527 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

		Page
	Balance Sheets	4
	Statements of Operations	5-6
	Statements of Stockholder's Equity	7
	Statement of Cash Flow	8
	Notes to the Financial Statements	9-14

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

BALANCE SHEET

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	
CURRENT ASSETS		
Cash and cash equivalents	$ 22,627	$ 11,767
Accounts receivable	8,350	0
Inventory	12,829	12,829
Prepaid expenses	8,950	8,950
Notes receivable	0	15,000
Total current assets	31,577	48,546
PROPERTY AND EQUIPMENT, net	615,926	717,521
OTHER ASSETS		
Intangibles-customer list	52,000	52,000
Patents and intellect cost, net	427,680	437,055
Total other assets	479,680	489,055
TOTAL ASSETS	$ 1,148,362	$ 1,255,122
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 13,125	$ 34,307
Note payable-bank	0	3,387
Total current liabilities	13,125	37,694
LONG-TERM LIABILITIES		
Note payable-bank	13,639	11,773
Loan payable-shareholder	442,489	464,898
Total long-term liabilities	469,253	476,671
STOCKHOLDERS' EQUITY		
Preferred stock authorized 10,000,000 shares, $.001 par value each. At September 30, 2009 and December 31, 2008 there are 154,781 and 0 shares outstanding, respectively	248	0
Common stock authorized 65,000,000 shares, $.001 par value each. At June 30, 2009 and December 31, 2008, there are 26,436,527 shares outstanding, respectively	26,437	26,437
Additional paid in capital	3,207,677	2,933,590
Deficit accumulated during the development stage	(2,528,568)	(2,219,270)
Total stockholders' equity	679,109	740,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,148,362	$ 1,255,122

The accompanying notes are an integral part of these statements.

SKYLYFT MEDIA NETWORK, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

Common stock issued to founders for consulting services, December 18,2003 (inception)	13,500,000	$ 13,500			$ 0	$ 0	$ 13,500
Issuance of common stock for asset purchase	1,218,290	1,218			1,217,072		1,218,290
Issuance of common stock for research and development	10,000,000	10,000			0		10,000
Net loss from inception to December 31, 2003						(17,269)	(17,269)
Balance at December 31, 2003	24,718,290	24,718			1,217,072	(17,269)	1,224,521
Issuance of common stock for cash	150,150	150			150,000		150,150
Net loss for the year ended December 31, 2004						(305,554)	(305,554)
Balance at December 31, 2004	24,868,440	24,868			1,367,072	(312,823)	1,069,117
Issuance of common stock for cash	158,934	159			158,775		158,934
Net loss for the year ended December 31, 2005						(318,704)	(318,704)
Balance at December 31,2005	25,027,374	25,027			1,525,847	(641,527)	909,347
Issuance of common stock for cash	383,121	383			382,738		383,121
Issuance of common stock for consulting services	22,000	22			21,978		22,000
Net loss for the year ended December 31, 2006						(398,863)	(398,863)
Balance at December 31, 2006	25,432,495	25,432			1,930,563	(1,040,390)	915,605
Issuance of common stock for cash	317,500	318			317,182		317,500
Issuance of common stock for capital assets	250,000	250			249,750		250,000
Issuance of common stock for services	63,000	63			62,937		63,000
Net loss for the year ended December 31, 2007						(489,995)	(489,995)
Balance at December 31, 2007	26,062,995	26,063			2,560,432	(1,530,385)	1,056,110
Issuance of common stock for cash	310,532	311			310,221		310,532
Issuance of common stock for services	63,000	63			62,937		63,000
Net loss for the year ended December 31, 2008						(688,885)	(688,885)
Balance at December 31, 2008	26,436,527	26,437			2,933,590	(2,219,270)	740,757
Issuance of preferred stock for cash			154,781	155	234,766		247,650
Net loss for the nine months ended September 30, 2009						(309,298)	(309,298)
Balance at September 30, 2009 (Unaudited)	26,436,527	$ 26,437	154,781	$ 155	$ 3,168,356	$ (2,528,568)	$ 679,109

The accompanying notes are an integral part of this statement.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

Basis of Presentation and Accounting Estimates

     The accompanying interim unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the nine months ended September 30, 2009 and 2008, and December 18, 2003 (inception) to September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008 and December 18, 2003 (inception) to September 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

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

2. Inventories

     Inventories, consisting of raw materials, are stated at the lower of cost (first-in, first-out) or market as of September 30, 2009 and December 31, 2008.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. As of September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

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

5. Notes Receivable

As of September 30, 2009, we did not have any notes receivable.

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

September 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Advertising Cost

     Advertising cost are expensed as incurred. Advertising expense totaled $ 3,811 and $ 33,296 for the nine months ended September 30, 2009 and 2008.

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

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009

9. Research and Development

     Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $10,000 in 2003 for the issuance of 10,000,000 shares of common stock at par value of $.001. (See Note-G) For the nine months ended September 30, 2009, an aggregate of $273 was expensed.

NOTE B—GOING CONCERN

     The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $2,528,568 for the period December 18, 2003 (inception) to September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2009

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

NOTE F – RELATED PARTY TRANSACTIONS

     The Company was formed on December 18, 2003 as a Delaware corporation. On December 18, 2003 the Company issued 13,500,000 shares of common stock valued at $13,500 for founders shares and 1,218,290 shares of common stock for asset purchases valued at an aggregate of $718,290 including the purchase of the Intellectual property and mini-lift patent from the founders of the Company at a value of $500,000. Also on December 18, 2003, the Company purchased other assets from the Founders of the Company at a value of $500,000 resulting in a shareholders loan balance of $ 442,489 as of September 30, 2009. The shareholder loan is payable on demand; however, the shareholder has indicated that he will not demand payment of the loan within the current year. There are no employment contracts as of September 30, 2009.

SKYLYFT MEDIA NETWORK, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

September 30, 2009

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

     During the nine months ended September 30, 2008, the Company sold an aggregate of 154,781 shares of preferred stock in consideration for $ 247,650 or $1.60 per share through a private placement to several individuals.

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

Results of Operations

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 Revenues: Total revenues were $ 31,028 and $ 11,657 for the nine months ended September 30, 2009, and 2008, respectively. Increase in sales is due primarily to purchase of an internet service provider.

General and Administrative:

Total general and administrative expenses were $ 227,156 and $ 141,721 for the nine months ended September 30, 2009, and 2008, respectively, and are fairly consistent with the level of activity within the Company.

Net Loss:

Net loss for the nine months ended September 30, 2009 was $ (309,298), compared to a net loss of $ (186,599) for the same period in 2008, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding. The primary difference is due to the cost of sales and to a focus on preparing a Private placement memorandum and the 211 due diligence documents for the market makers and preparing a system to raise the appropriate funds so the company will be able execute their business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 22,627 and $ 30,397 as of September 30, 2009 and December 31, 2008, respectively.

The Company's operating activities used $ 246,366 and $ 230,742 in the nine months ended September 30, 2009 and 2008, respectively. The difference is mainly attributable to cost of Sales and preparing and implementing a system to raise the appropriate funds so the company will be able execute it’s business plan and also to start trading in the market in accordance with being a fully public trading company to the SEC.

Cash used by financing activities was $ 247,650 and $ 235,531 for the nine months ended September 30, 2009 and 2008. The increase is from the additional issuance of common stock for cash.

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

Off-Balance Sheet Arrangements

As of September 30, 2009 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2009, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether: This quarterly report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-Q, and the financial statements, and other financial information included in this quarterly report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, the Company sold an aggregate of 154,781 shares of preferred stock in consideration for $247,650 or $1.60 per share through a private placement to several individuals.

Item 3. Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2009.

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
During the third fiscal quarter of 2009, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skylyft Media Network, Inc. /s/ Richard Yanke

Richard Yanke, Chief Executive Officer Date: November 12, 2009